Form 10-K/A
period 2020-12-31
Ignyte Acquisition Corp.
filed 2021-04-19
CIK 1834645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

Ignyte Acquisition Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its annual report on Form 10-K for the fiscal year ended December 31, 2020, which was originally filed with the Securities and Exchange Commission on April 15, 2021 (the “Original Filing”).

The purpose of the Amendment is to correct a typographical error in the Marcum LLP Report of Independent Registered Public Accounting Firm (“Auditor’s Report”), included in Item 8, “Financial Statements and Supplementary Data.” The typographical error that was corrected concerns an omitted word in the first sentence of the second paragraph under “Basis for Opinion” due to an inadvertent oversight in the EDGAR preparation process. No other changes were made to the Auditor’s Report other than the correction of that sentence.

This Amendment amends the Original Filing with respect to Item 8, “Financial Statements and Supplementary Data.” As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are also being filed as exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment.

This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update any related other disclosures and should be read in conjunction with the Original Filing made with the Securities and Exchange Commission.

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

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation (2)
3.2	Amended and Restated Certificate of Incorporation (1)
3.3	Bylaws (2)
4.1	Warrant Agreement, dated January 27, 2021, between Continental Stock Transfer & Trust Company and the Registrant (1)
4.2	Description of Securities***
10.1	Letter Agreement, dated January 27, 2021, by and among the Registrant and John Andrew Boockmar***
10.2	Letter Agreement, dated January 27, 2021, by and among the Registrant and Cheryl Cohen***
10.3	Letter Agreement, dated January 27, 2021, by and among the Registrant and Steven Kaplan***
10.4	Letter Agreement, dated January 27, 2021, by and among the Registrant and David Rosenberg***
10.5	Letter Agreement, dated January 27, 2021, by and among the Registrant and Richard Rosenstock***
10.6	Letter Agreement, dated January 27, 2021, by and among the Registrant and Ignyte Sponsor LLC***
10.7	Letter Agreement, dated January 27, 2021, by and among the Registrant and David J. Strupp, Jr.***
10.8	Letter Agreement, dated January 27, 2021, by and among the Registrant and Charles Wilson***
10.9	Investment Management Trust Agreement, dated January 27, 2021, between Continental Stock Transfer & Trust Company and the Registrant (1)
10.10	Promissory Note, dated November 20, 2020, issued to David Strupp***
10.11	Promissory Note, dated November 20, 2020, issued to David Rosenberg***
10.12	Promissory Note, dated November 20, 2020, issued to Steven Kaplan***
10.13	Registration Rights Agreement, dated January 27, 2021, between the Registrant and certain securityholders of the Registrant (1)
10.14	Stock Escrow Agreement, dated January 27, 2021, between the Registrant, Ignyte Sponsor LLC, and Continental Stock Transfer & Trust Company (1)
10.15	Administrative Services Agreement, dated January 27, 2021, between the Registrant and Ignyte Sponsor LLC (1)
10.16	Form of Indemnification Agreement (1)
14.1	Code of Ethics (2)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

*	Filed herewith
**	Furnished herewith
***	Previously filed with the Original Filing
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on February 1, 2021.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on January 11, 2021.
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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

April 19, 2021	IGNYTE ACQUISITION CORP.

	By:	/s/ David Rosenberg
Name: David Rosenberg
Title: Co-Chief Executive Officer
(Principal Executive Officer)