Form 10-Q
period 2021-03-31
Ignyte Acquisition Corp.
filed 2021-07-26
CIK 1834645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-39951

Ignyte Acquisition Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-2448157
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

640 Fifth Avenue
New York, NY	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 409-2000

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each
Exchange on
Title of Each Class	Trading Symbol(s)	Which Registered
Units, each consisting of one share of common stock and one-half of one redeemable warrant	IGNYU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	IGNY	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	IGNYW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of July 23, 2021, there were 7,287,500 shares of the registrant’s common stock outstanding.

IGNYTE ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

IGNYTE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

		December 31,
	March 31, 2021	2020
	(unaudited)
Assets
Cash	$581,951	$25,425
Prepaid expense and other current assets	236,923	-
Total current assets	818,874	25,425
Deferred offering costs	-	81,575
Cash and securities held in Trust Account	57,502,258	-
Total Assets	$58,321,132	$107,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$18,157	$-
Due to related party	21,953	310
Promissory note - related party	-	80,000
Total current liabilities	40,110	80,310
Warrant liabilities	2,600,000	-
Total liabilities	2,640,110	80,310

Commitments and Contingencies(8)

Common stock subject to possible redemption, 5,068,102 shares at redemption value	50,681,020	-
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-

Common stock, $0.0001 par value; 50,000,000 shares authorized; 2,219,398 shares and 0 shares issued and outstanding (excluding 5,068,102 shares and 0 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	222	154
Additional paid-in capital	5,346,273	26,846
Accumulated surplus(deficit)	(346,493)	(310)
Total stockholders’ equity	5,000,002	26,690
Total Liabilities and Stockholders’ Equity	$58,321,132	$107,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

IGNYTE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended
March 31, 2021
Formation and operating costs	$198,441
Loss from operations	(198,441)

Other income (expense)
Change in fair value of warrants	(150,000)
Trust interest income	2,258
Total other income	(147,742)

Net loss	$(346,183)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	5,102,312
Basic and diluted net income per share	$-

Basic and diluted weighted average shares outstanding, common stock	1,886,149
Basic and diluted net loss per share	$(0.18)

The accompanying notes are an integral part of these unaudited condensed financial statements.

IGNYTE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2020	1,537,500	$154	$26,846	$(310)	$26,690
Sale of 5,000,000 and 750,000 Units on February 1, 2021 and February 2, 2021 through IPO and over-allotment, respectively	5,750,000	575	57,499,425	-	57,500,000
Sale of 2,350,000 and 150,000 Placement Warrants on February 1, 2021 and February 2, 2021, respectively, net of fair value of warrant liabilities	-	-	50,000	-	50,000
Underwriting fee	-	-	(1,150,000)	-	(1,150,000)
Other offering expenses	-	-	(399,485)	-	(399,485)
Net loss	-	-	-	(346,183)	(346,183)
Common stock subject to possible redemption	(5,068,102)	(507)	(50,680,513)	-	(50,681,020)
Balance as of March 31, 2021	2,219,398	$222	$5,346,273	$(346,493)	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

IGNYTE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the three months ended
March 31, 2021
Cash flows from Operating Activities:
Net loss	$(346,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in fair value of warrants	150,000
Interest earned on marketable securities held in Trust Account	(2,258)
Changes in current assets and current liabilities:
Prepaid expenses	(236,923)
Accrued offering costs and expenses	18,157
Due to related party	21,643
Net cash used in operating activities	(395,564)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(57,500,000)
Net cash used in investing activities	(57,500,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	56,350,000
Proceeds from private placement	2,500,000
Repayment of promissory note to related party	(80,000)
Payments of offering costs	(317,910)
Net cash provided by financing activities	58,452,090

Net change in cash	556,526
Cash, beginning of the period	25,425
Cash, end of the period	$581,951

Supplemental disclosure of noncash investing and financing activities:
Initial value of Common stock subject to possible redemption, as revised	$51,023,118
Change in value of Common stock subject to possible redemption	$342,098
Initial fair value of warrant liabilities	$2,450,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

IGNYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization and General

Ignyte Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on August 6, 2020. The Company was incorporated for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”).

The Company has selected December 31 as its fiscal year end.

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from August 6, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The Company’s sponsor is Ignyte Sponsor LLC (the “Sponsor”), a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective on January 27, 2021 (the “Effective Date”). On February 1, 2021, the Company consummated the IPO of 5,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $50,000,000, which is discussed in Note 4.

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

Transaction costs amounted to $1,549,485 consisting of $1,150,000 of underwriting discount and $399,485 of other offering costs. In addition, $975,465 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Trust Account

Following the closing of the IPO, on February 1, 2021, $50,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was held in a Trust Account (“Trust Account”), and will invest only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay income tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s redemption of 100% of the outstanding Public Shares if it has not completed a Business Combination in the required time period. The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes a Business Combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

Initial Business Combination

In connection with any proposed Business Combination, the Company will either (1) seek stockholders approval of the initial Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide its stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether the Company will seek stockholders approval of a proposed Business Combination or will allow stockholders to sell their shares to the Company in a tender offer will be made by the Company, solely in its discretion,

The shares of Common Stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

The Sponsor has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. The agreement entered into by the Sponsor specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, or (2) as to any claims for indemnification by the underwriters of the Proposed Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company believes it is unlikely that the Sponsor will be able to satisfy its indemnification obligations if it is required to do so.

Liquidity and Capital Resources

As of March 31, 2021, the Company had $581,951 in its operating bank account, and working capital of $778,764.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 6) for the Founder Shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of $80,000 (see Note 6), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or the Company’s officers and directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Revision of Previously Issued Financial Statements

On April 12, 2021, the Staff of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled "Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies ("SPACs")" (the "SEC Statement"). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement, dated as of January 27, 2021, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the "Warrant Agreement").

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on the application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. the Company reevaluated the accounting treatment of (i) the 2,875,000 Public Warrants and (ii) the 2,500,000 Private Placement Warrants (See Note 4 and Note 5). Based on this reassessment, management determined that the private warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

The Company's management and the audit committee of the Company's Board of Directors concluded that it is appropriate to revise the Company's previously issued audited balance sheet as of February 1, 2021 as previously reported in its Form 8-K.

The following tables summarize the effect of the restatement on each balance sheet line item as of the date:

	As Previously Reported	Adjustment	As Revised
Balance Sheet at February 1, 2021
Warrant Liabilities	$-	$2,303,000	$2,303,000
Total Liabilities	426,200	2,303,000	2,729,200
Common stock subject to possible redemption	45,973,118	(2,303,000)	43,670,118
Common stock	194	23	217
Additional paid-in capital	5,004,203	(23)	5,004,180
Accumulated deficit	$(4,396)	$-	$(4,396)
Total Stockholders' Equity	5,000,001	-	5,000,001
Number of shares subject to redemption	4,597,312	(230,300)	4,367,012

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were invested in money market funds.

Fair Value Measurements

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 — Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid assets, and accounts payable are estimated to approximate the carrying values as of December 31, 2020 due to the short maturities of such instruments.

The Company’s warrant liabilities are based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. See Note 7 for additional information on assets and liabilities measured at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted net loss per common share does not include warrants since the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of loss per share for common stock subject to possible redemption in a manner similar to the two-class method of loss per common share. Net loss per common share, basic and diluted, for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable common stock outstanding since original issuance. Net loss per common share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to redeemable common stock, by the weighted average number of non-redeemable common stock outstanding for the periods. Non-redeemable common stock includes the founder shares as these common stock do not have any redemption features and do not participate in the income earned on the Trust Account.

For the Three Months Ended
March 31, 2021
Common stock subject to possible redemption
Numerator: net income allocable to common stock subject to possible redemption
Interest income on marketable securities held in trust	$1,990
Less: interest available to be withdrawn for payment of taxes	(1,990)
Net income allocable to common stock subject to possible redemption	$-

Denominator: Weighted average redeemable common stock

Redeemable common stock, basic and diluted	5,102,312
Basic and diluted net income per share, redeemable common stock	$-

Non-redeemable common stock
Numerator: net income minus redeemable net earnings
Net loss	$(346,183)
Redeemable net earnings	-
Non-redeemable net loss	$(346,183)
Denominator: Weighted average non-redeemable basic and diluted weighted average shares outstanding, common stock	1,886,149
Basic and diluted net loss per share, common stock	$(0.18)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. Accordingly, as of February 1, 2021, offering costs in the aggregate of $1,549,485 have been charged to stockholders’ equity (consisting of $1,150,000 of underwriting discount and $399,485 of other offering costs).

Warrant Liabilities

The Company accounts for the Public Warrants and Private Warrants (as defined in Note 4 and 5) collectively (“Warrants”), as either equity or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

The Company accounts for the Private Warrants in accordance with ASC 815-40 under which the Private Warrants do not meet the criteria for equity classification and must be recorded as liabilities. The fair value of the Private Warrants has been estimated using the Monte Carlo simulation model. See Note 7 for further discussion of the pertinent terms of the Warrants used to determine the value of the Private Warrants and Representative’s Warrants.

The Company evaluated the Public Warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that they met the criteria for equity classification and are required to be recorded as part a component of additional paid-in capital at the time of issuance.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the ”COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 4 — Initial Public Offering

On February 1, 2021, the Company sold 5,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one warrant to purchase one share of common stock (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment.

On February 2, 2021, the Underwriters exercised the over-allotment option in full to purchase 750,000 Units (the “Over-Allotment Units”), generating an aggregate of gross proceeds of $7,500,000, and incurred $150,000 in underwriting fees.

Public Warrants

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

The Company may call the warrants for redemption (excluding the Private Placement Warrants and any warrants underlying additional units issued to the Sponsor, initial stockholders, officers, directors or their affiliates in payment of Working Capital Loans made to the Company)

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	at any time after the warrants become exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported last sale price of the Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations) for any 20 trading days within a 30-trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

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

Note 5 — Private Placement

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

Simultaneously with the closing of the exercise of the over-allotment option, the Company completed the private sale (the “Private Placement”) of an aggregate of 150,000 private placement warrants (the “Private Placement Warrants”) to Ignyte Sponsor LLC, a Delaware limited liability company (the “Sponsor”), at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $150,000.

Note 6 — Related Party Transactions

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

Promissory Note — Related Party

On November 20, 2020, the Company’s executive officers loaned the Company $80,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of June 30, 2021 or the closing of the IPO. As of February 1, 2021, the Company repaid the note in full.

Due to Related Party

As of March 31, 2021, the amount due to related party is $21,953 which represent the accrual of administrative service fee $21,643 from January 26, 2021 to March 31, 2021 and formation cost $310 paid by the Officer.

Related Party Loans

In order to meet the Company’s working capital needs following the consummation of the IPO the Sponsor, officers, directors initial stockholders or their affiliates may, but are not obligated to, loan the Company funds (“Working Capital Loans”), from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. As of March 31, 2021 and December 31, 2020, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed, commencing on the date of the securities of the Company are first listed on The Nasdaq Capital Market (the “Listing Date”), to pay the Sponsor $10,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of March 31, 2021, the Company accrued $21,643 for the administrative service fee for the period from the Listing Date to March 31, 2021.

Note 7 — Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$57,502,258	$57,502,258	$-	$-
	$57,502,258	$57,502,258	$-	$-
Liabilities:
Warrant liabilities-Private Placement Warrants	$2,600,000	$-	$-	$2,600,000
	$2,600,000	$-	$-	$2,600,000

The following table sets forth a summary of the changes in the fair value of the warrant liabilities for the period from August 6, 2020 (Inception) through March 31, 2021:

Warrant Liability
Fair value as of February 1, 2021	$2,303,000
Issuance of private warrants in connection with over-allotment as of February 2, 2021	147,000
Loss on change in fair value (1)	150,000
Fair value as of March 31, 2021	$2,600,000

(1) Represents the non-cash loss on change in valuation of Private Warrants and is included in loss on change in fair value of warrant liability on the statement of operations.

At March 31, 2021, the Public Warrants were determined to contain none of the features requiring liability treatment; therefore, the Public warrants were not included in the fair value reporting.

The Private Warrants were valued using a Modified Black Scholes Model. The Private Warrants are considered to be a Level 3 fair value measurements due to the use of unobservable inputs. The Black Scholes Model can be modified to value SPAC Private Warrants by discounting the Acquisition Date warrant value to the Valuation Date and multiplying the present value by the probability of a future transaction occurring.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from January 1, 2021 (inception) through March 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of March 31, 2021 and February 1, 2021.

	March 31,	February 1,
	2021	2021
Exercise price	$11.50	$11.50
Share price	$10.00	$10.00
Volatility	19.00%	19.00%
Expected life	5.00	5.00
Risk-free rate	0.92%	0.42%
Dividend yield	-%	-%

Note 8 — Commitments and Contingencies

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

Underwriting Agreement

The underwriters have a 45-day option beginning February 1, 2021 to purchase up to an additional 750,000 units to cover over-allotments, if any, at the IPO price less the underwriting discounts.

The Company issued to the underwriter (and/or its designees) (the “Representative”) 100,000 shares of common stock for $0.0001 per share (the “Representative Shares”). The Company estimated the fair value of the stock to be $2,000 based upon the price of the founder shares issued to the Sponsor. The stock were treated as underwriters’ compensation and charged directly to shareholders’ equity. The underwriter (and/or its designees) agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of our initial business combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to such shares if we fail to complete our initial business combination within 21 months from the closing of this offering.

On February 1, 2021, the Company paid a fixed underwriting discount of $1,000,000.

On February 2, 2021, the underwriters purchased an additional 750,000 units to exercise its over-allotment option in full. The proceeds of $7,500,000 from the over-allotment was deposited in the Trust Account after deducting the underwriting discounts.

Business Combination Marketing Agreement

The Company has engaged underwriters as advisors in connection with its Business Combination to assist it in holding meetings with the stockholders to discuss the potential Business Combination and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the potential Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the Marketing Fee for such services upon the consummation of the initial Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the IPO, or $2,012,500 including the proceeds from the full exercise of the over-allotment option on February 2, 2021.

Right of First Refusal

If the Company determines to pursue any equity, equity-linked, debt or mezzanine financing relating to or in connection with a Business Combination or after a Business Combination, then EarlyBirdCapital shall have the right, but not the obligation, to act as book running manager, placement agent and/or arranger, as the case may be, in any and all such financing or financings and to receive at least 25% of the aggregate gross spread or fees from any and all such financings. This right of first refusal extends from the February 1, 2021 until the earlier of twelve (12) months after the consummation of an initial Business Combination or the liquidation of the Trust Account if the Company fails to consummate a Business Combination during the required time period.

Note 9 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2021, there were 2,219,398 shares of common stock issued and outstanding. Of the 2,219,398 shares of common stock, an aggregate of up to 187,500 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the IPO. On February 2, 2021, the underwriter exercised its over-allotment option in full, hence, the 187,500 Founder Shares are no longer subject to forfeiture since then.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us,” “our” or “we” refer to Ignyte Acquisition Corp.. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are an early-stage blank check company incorporated as a Delaware corporation and formed for the purpose of effecting an initial business combination.

We leverage the more than nine decades of combined operational and financial experience of our management team and board of directors who are both established e-commerce entrepreneurs and sophisticated investors. We believe our extensive industry experience and proven ability to source, acquire, grow and revitalize companies will provide our management team with a robust and consistent flow of acquisition opportunities. Our management team and board’s broad relationships across multiple networks, including leading consumer and technology company founders, executives of private and public companies, leading M&A investment banks and private equity firms, as well as their ability to engage early with founder-led businesses represents a differentiated advantage to successfully source transaction opportunities. Our team has been immersed in the same ecosystem as the current founders of private companies who are making decisions on how to build currency for future growth and monetization.

While we may pursue an initial business combination target in any business, industry or geographical location, we are focusing our search primarily within the consumer-facing e-commerce sector. We are capitalizing on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team and board’s established relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments and has done so successfully in several sectors, particularly in digital consumer-facing businesses. Over time, we believe that all companies will need to deploy an omni-commerce strategy to succeed, and we will leverage our management team and board’s unique experience to successfully develop our business target’s omni-commerce.

Results of Operations

Our entire activity since inception up to March 31, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2021, we had net loss of $ $346,183, which consisted of $2,258 in interest earned on marketable securities held in the Trust Account, offset by $150,000 in unrealized loss on change in fair value of warrants, and $198,441 in formation and operating costs.

Liquidity and Capital Resources

As of March 31, 2021, we had $581,951 in its operating bank account, and working capital of $778,764.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 6) for the Founder Shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of $80,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or our officers and directors or their affiliates may, but are not obligated to, provide us Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loans.

We anticipate that the $581,951 outside of the Trust Account as of March 31, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Warrant Liabilities

We account for the Warrants, as either equity or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in FASB ASC 815, Derivatives and Hedging ASC 815. The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of issuance of the Warrants and will continue as of each subsequent quarterly period end date while the Warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 5,375,000 shares of common stock in the aggregate.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective with respect to the classification of the Company's Warrants as components of equity instead of as derivative liabilities and the re-classification of the Company's Class A ordinary shares between temporary and permanent equity. Any failure to maintain effective disclosure controls could adversely impact our ability to report our financial results on a timely and accurate basis, which could have adverse consequences, including with respect to the continued listing of our securities.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2021, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 15, 2021, as amended on Form 10-K/A filed with the SEC on April 19, 2021. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

Our private placement warrants are accounted for as liabilities and the changes in value of our private placement warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”), wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our private placement warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our private placement warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the private placement warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement of our private placement warrants and any subsequent changes in fair value from a prior period, our results of operations in our financial statements may fluctuate quarterly based on factors which are outside of our control. Due to this recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our private placement warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, management identified a material weakness in our internal control over financial reporting related to the accounting for the private placement warrants issued in connection with our IPO. Our internal control over financial reporting did not result in the proper accounting classification of the private placement warrants, which, due to its impact on our financial statements, we determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) -14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGNYTE ACQUISITION CORP.

Date: July 26, 2021	By:	/s/ David Rosenberg
David Rosenberg
Co-Chief Executive Officer
(Principal Executive Officer)

IGNYTE ACQUISITION CORP.

Date: July 26, 2021	By:	/s/ Steven Kaplan
Steven Kaplan
Chief Financial Officer
(Principal Financial and Accounting Officer)