Form 10-Q
period 2021-06-30
Ignyte Acquisition Corp.
filed 2021-08-16
CIK 1834645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2021

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

As of August 2, 2021, there were 7,287,500 shares of the registrant’s common stock outstanding.

IGNYTE ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

IGNYTE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash	$550,470	$25,425
Prepaid expense and other current assets	181,923	-
Total current assets	732,393	25,425
Deferred offering costs	-	81,575
Cash and securities held in Trust Account	57,504,345	-
Total Assets	$58,236,738	$107,000

Liabilities and Stockholders' Equity
Current liabilities:
Accrued expenses	$12,656	$-
Due to related party	51,953	310
Promissory note - related party	-	80,000
Total current liabilities	64,609	80,310
Warrant liabilities	1,875,000	-
Total liabilities	1,939,609	80,310

Commitments and Contingencies(8)

Common stock subject to possible redemption, 5,129,712 shares at redemption value	51,297,120	-

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 2,157,788 shares and 0 shares issued and outstanding (excluding 5,129,712 shares and 0 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	216	154
Additional paid-in capital	4,730,179	26,846
Retained earnings (Accumulated deficit)	269,614	(310)
Total stockholders' equity	5,000,009	26,690
Total Liabilities and Stockholders' Equity	$58,236,738	$107,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

IGNYTE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Formation and operating costs	$110,980	$309,421
Loss from operations	(110,980)	(309,421)

Other income
Change in fair value of warrants	725,000	575,000
Trust interest income	2,087	4,345
Total other income	727,087	579,345

Net income	$616,107	$269,924

Basic and diluted weighted average shares outstanding, common stock subject to redemption	5,068,102	4,183,046
Basic and diluted net loss per share	$0.00	$0.00

Basic and diluted weighted average shares outstanding, common stock	2,219,398	2,053,694
Basic and diluted net loss per share	$0.28	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

IGNYTE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings(Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	1,537,500	$154	$26,846	$(310)	$26,690
Sale of 5,000,000 and 750,000 Units on February 1, 2021 and February 2, 2021 through IPO and over-allotment, respectively	5,750,000	575	57,499,425	-	57,500,000
Sale of 2,350,000 and 150,000 Placement Warrants on February 1, 2021 and February 2, 2021, respectively, net of fair value of warrant liabilities	-	-	50,000	-	50,000
Underwriting fee	-	-	(1,150,000)	-	(1,150,000)
Other offering expenses	-	-	(399,485)	-	(399,485)
Net loss	-	-	-	(346,183)	(346,183)
Common stock subject to possible redemption	(5,068,201)	(507)	(50,680,513)	-	(50,681,020)
Balance as of March 31, 2021	2,219,398	222	5,346,273	(346,493)	5,000,002
Change in value of common stock subject to possible redemption	(61,610)	(6)	(616,094)		(616,100)
Net income				616,107	616,107
Balance as of June 30, 2021 (unaudited)	2,157,788	$216	$4,730,179	$269,614	$5,000,009

The accompanying notes are an integral part of these unaudited condensed financial statements.

IGNYTE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended
June 30, 2021
Cash flows from Operating Activities:
Net income	$269,924
Adjustments to reconcile net income to net cash used in operating activities:
Increase in fair value of warrants	(575,000)
Interest earned on marketable securities held in Trust Account	(4,345)
Changes in current assets and current liabilities:
Prepaid expenses	(181,923)
Accrued offering costs and expenses	12,656
Due to related party	51,643
Net cash used in operating activities	(427,045)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(57,500,000)
Net cash used in investing activities	(57,500,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters' fees	56,350,000
Proceeds from private placement	2,500,000
Repayment of promissory note to related party	(80,000)
Payments of offering costs	(317,910)
Net cash provided by financing activities	58,452,090

Net change in cash	525,045
Cash, beginning of the period	25,425
Cash, end of the period	$550,470

Supplemental disclosure of noncash investing and financing activities:
Initial value of Common stock subject to possible redemption, as revised	$51,023,118
Change in value of Common stock subject to possible redemption	$274,002
Initial fair value of warrant liabilities	$2,450,000

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 6, 2020 (inception) through June 30, 2021 relates to the Company's formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The Company's sponsor is Ignyte Sponsor LLC (the “Sponsor”), a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company's IPO was declared effective on January 27, 2021 (the “Effective Date”). On February 1, 2021, the Company consummated the IPO of 5,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $50,000,000, which is discussed in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the sale of 2,350,000 Private Placement Warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating total gross proceeds of $2,350,000.

On February 2, 2021, the underwriters purchased an additional 750,000 Units to exercise its over-allotment option in full at a purchase price of $10.00 per Unit, generating gross proceeds of $7,500,000. Simultaneously with the closing of the full exercise of the over-allotment option, the Company completed the private sale of an aggregate of 150,000 Private Placement Warrants to the Sponsor, at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $150,000. A total of $7,500,000 was placed in the Trust Account after the payment of $150,000 underwriting discount.

Transaction costs amounted to $1,549,485 consisting of $1,150,000 of underwriting discount and $399,485 of other offering costs. In addition, $975,465 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Trust Account

Following the closing of the IPO, on February 1, 2021, $50,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was held in a Trust Account (“Trust Account”), and will invest only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay income tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company's redemption of 100% of the outstanding Public Shares if it has not completed a Business Combination in the required time period. The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes a Business Combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

Initial Business Combination

In connection with any proposed Business Combination, the Company will either (1) seek stockholders approval of the initial Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination or don't vote at all, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide its stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether the Company will seek stockholders approval of a proposed Business Combination or will allow stockholders to sell their shares to the Company in a tender offer will be made by the Company, solely in its discretion,

The shares of Common Stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have 21 months from the closing of the IPO to complete the initial Business Combination (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company but net of taxes payable ( and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company's remaining stockholders and the Company's board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to the Company's obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors have agreed (i) to vote any shares owned by them in favor of any proposed Business Combination, (ii) not to convert any shares in connection with a stockholder vote to approve a proposed initial Business Combination or sell any shares to the Company in a tender offer in connection with a proposed initial Business Combination, (iii) that the founders' shares will not participate in any liquidating distributions from the Company's Trust Account upon winding up if a Business Combination is not consummated.

The Sponsor has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. The agreement entered into by the Sponsor specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, or (2) as to any claims for indemnification by the underwriters of the Proposed Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor's only assets are securities of the Company. Therefore, the Company believes it is unlikely that the Sponsor will be able to satisfy its indemnification obligations if it is required to do so.

Liquidity and Capital Resources

As of June 30, 2021, the Company had $550,470 in its operating bank account, and working capital of $667,784.

Prior to the completion of the Initial Public Offering, the Company's liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 6) for the Founder Shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of $80,000 (see Note 6), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Company's Sponsor or an affiliate of the Sponsor or the Company's officers and directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). To date, there were no amounts outstanding under any Working Capital Loans.

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

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on the application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity's Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company's historical interpretation of the specific provisions within its warrant agreement and the Company's application of ASC 815-40 to the warrant agreement. the Company reevaluated the accounting treatment of (i) the 2,875,000 Public Warrants and (ii) the 2,500,000 Private Placement Warrants (See Note 4 and Note 5). Based on this reassessment, management determined that the private warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

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

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were invested in money market funds.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted net income per common share does not include warrants since the inclusion of such warrants would be anti-dilutive.

The Company's statement of operations includes a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income per common share. Net income per common share, basic and diluted, for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable common stock outstanding since original issuance. Net income per common share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to redeemable common stock, by the weighted average number of non-redeemable common stock outstanding for the periods. Non-redeemable common stock includes the founder shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Common stock subject to possible redemption
Numerator: net income allocable to common stock subject to possible redemption
Interest income on marketable securities held in trust	$1,862	$3,876
Less: interest available to be withdrawn for payment of taxes	-	-
Net income allocable to common stock subject to possible redemption	1,862	3,876

Denominator: Weighted average redeemable common stock

Redeemable common stock, basic and diluted	5,068,102	4,183,046
Basic and diluted net income per share, redeemable common stock	$-	$-

Non-redeemable common stock
Numerator: net income minus redeemable net earnings
Net income	$616,107	$269,924
Redeemable net earnings	(1,862)	(3,876)
Non-redeemable net income	614,245	266,048
Denominator: Weighted average non-redeemable basic and diluted weighted average shares outstanding, common stock	2,219,398	2,053,694
Basic and diluted net income per share, common stock	$0.28	$0.13

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to stockholders' equity upon the completion of the IPO. Accordingly, as of February 1, 2021, offering costs in the aggregate of $1,549,485 have been charged to stockholders' equity (consisting of $1,150,000 of underwriting discount and $399,485 of other offering costs).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Public Warrants

Each whole warrant entitles the holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants will become exercisable 30 days after the completion of the Company's initial Business Combination. However, no warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within a specified period following the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the shares of common stock for the 5 trading days ending on the trading day prior to the date of exercise. The warrants will expire on the fifth anniversary of the completion of an initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company may call the warrants for redemption (excluding the Private Placement Warrants and any warrants underlying additional units issued to the Sponsor, initial stockholders, officers, directors or their affiliates in payment of Working Capital Loans made to the Company)

•

in whole and not in part;

•

at a price of $0.01 per warrant;

•

at any time after the warrants become exercisable,

•

upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•

if, and only if, the reported last sale price of the Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations) for any 20 trading days within a 30-trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

•

if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

If the Company calls the warrants for redemption as described above, the Company's management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the shares of common stock for the 5 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

In addition, if (x) the Company issue additional shares of Common Stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company's board of directors, and in the case of any such issuance to the Sponsor, initial stockholders or their affiliates, without taking into account any founders' shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the Market Value is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.

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

The Private Placement Warrants are identical to the Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Further, the Sponsor has agreed not to transfer, assign, or sell the Private Placement Warrants (including the shares of Common Stock issuable upon the exercise of the Private Placement Warrants), except to certain permitted transferees, until after the consummation of the Company's initial business combination.

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

Note 6 — Related Party Transactions

Founder Shares

On August 12, 2020, the Sponsor paid $25,000, or approximately $0.02 per share, to cover certain offering costs in consideration for 1,437,500 shares of Common Stock, par value $0.0001 (the “Founder Shares”). Up to 187,500 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters' over-allotment option is exercised. On February 2, 2021, the underwriter exercised its over-allotment option in full, hence, the 187,500 Founder Shares are no longer subject to forfeiture since then.

The founders' shares were placed into an escrow account maintained in New York, New York by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions, these shares will not be transferred, assigned, sold or released from escrow (subject to certain limited exceptions set forth below) (i) with respect to 50% of such shares, for a period ending on the earlier of the one-year anniversary of the date of the consummation of the initial Business Combination and the date on which the closing price of the Company's common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination and (ii) with respect to the remaining 50% of such shares, for a period ending on the one-year anniversary of the date of the consummation of the initial Business Combination, or earlier, in either case, if, subsequent to the initial Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the Company's stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On November 20, 2020, the Company's executive officers loaned the Company $80,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of June 30, 2021 or the closing of the IPO. As of February 1, 2021, the Company repaid the note in full.

Due to Related Party

As of June 30, 2021, the amount due to related party is $51,953 which represent the accrual of administrative service fee $51,643 from January 26, 2021 to June 30, 2021 and formation cost $310 paid by the Officer.

Related Party Loans

In order to meet the Company’s working capital needs following the consummation of the IPO the Sponsor, officers, directors initial stockholders or their affiliates may, but are not obligated to, loan the Company funds (“Working Capital Loans”), from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. As of June 30, 2021 and December 31, 2020, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed, commencing on the date of the securities of the Company are first listed on The Nasdaq Capital Market (the “Listing Date”), to pay the Sponsor $10,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company's liquidation, the Company will cease paying these monthly fees. The Company accrued $51,643 and $30,000 for the administrative service fee for the period from the Listing Date to June 30, 2021and for the three months ended June 30, 2021.

Note 7 — Recurring Fair Value Measurements

The following table presents information about the Company's assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$57,504,345	$57,504,345	$-	$-
	$57,504,345	$57,504,345	$-	$-
Liabilities:
Warrant liabilities-Private Placement Warrants	$1,875,000	$-	$-	$1,875,000
	$1,875,000	$-	$-	$1,875,000

The following table sets forth a summary of the changes in the fair value of the warrant liabilities for the period from August 6, 2020 (Inception) through June 30, 2021:

Warrant Liability
Fair value as of February 1, 2021	$2,303,000
Issuance of private warrants in connection with over-allotment as of February 2, 2021	147,000
Change in fair value (1)	(575,000)
Fair value as of June 30, 2021	$1,875,000

(1) Represents the non-cash gain on the change in valuation of Private Warrants and is included in the change in fair value of warrant liability on the statement of operations.

At June 30, 2021, the Public Warrants were determined to contain none of the features requiring liability treatment; therefore, the Public warrants were not included in the fair value reporting.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from January 1, 2021 through June 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of June 30, 2021 and February 1, 2021.

	June 30, 2021	February 1, 2021
Exercise price	$11.50	$11.50
Share price	$9.68	$10.00
Volatility	14.25%	19.00%
Expected life	5.00	5.00
Risk-free rate	0.87%	0.42%
Dividend yield	-%	-%

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

On February 1, 2021, the Company paid a fixed underwriting fee of $1,000,000.

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

Note 9 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. At June 30, 2021 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. On August 12, 2020, the Sponsor paid $25,000, or approximately $0.02 per share, to cover certain offering costs in consideration for 1,437,500 shares of Common Stock, par value $0.0001. Of the 1,437,500 shares of common stock, an aggregate of up to 187,500 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters' over-allotment option is not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company's issued and outstanding common stock after the IPO. On February 2, 2021, the underwriter exercised its over-allotment option in full, hence, the 187,500 Founder Shares are no longer subject to forfeiture since then. In August 2020, the Company also issued to designees of EarlyBirdCapital an aggregate of 100,000 shares of common stock (“representative shares”), at a price of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 2,157,788 and 1,537,500 shares of common stock issued and outstanding, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us,” “our” or “we” refer to Ignyte Acquisition Corp.. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management's Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company's financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company's management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company's management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company's behalf are qualified in their entirety by this paragraph.

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

We leverage the more than nine decades of combined operational and financial experience of our management team and board of directors who are both established e-commerce entrepreneurs and sophisticated investors. We believe our extensive industry experience and proven ability to source, acquire, grow and revitalize companies will provide our management team with a robust and consistent flow of acquisition opportunities. Our management team and board's broad relationships across multiple networks, including leading consumer and technology company founders, executives of private and public companies, leading M&A investment banks and private equity firms, as well as their ability to engage early with founder-led businesses represents a differentiated advantage to successfully source transaction opportunities. Our team has been immersed in the same ecosystem as the current founders of private companies who are making decisions on how to build currency for future growth and monetization.

While we may pursue an initial business combination target in any business, industry or geographical location, we are focusing our search primarily within the consumer-facing e-commerce sector. We are capitalizing on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team and board's established relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments and has done so successfully in several sectors, particularly in digital consumer-facing businesses. Over time, we believe that all companies will need to deploy an omni-commerce strategy to succeed, and we will leverage our management team and board's unique experience to successfully develop our business target's omni-commerce.

Results of Operations

Our entire activity since inception up to June 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2021, we had net income of $616,107, which consisted of $2,087 in interest earned on marketable securities held in the Trust Account, and $725,000 in unrealized gain on change in fair value of warrants, offset by $110,980 in formation and operating costs.

For the six months ended June 30, 2021, we had net income of $269,924, which consisted of $4,345 in interest earned on marketable securities held in the Trust Account, and $575,000 in unrealized gain on change in fair value of warrants, offset by $309,421 in formation and operating costs.

Liquidity and Capital Resources

As of June 30, 2021, we had $550,470 in its operating bank account, and working capital of $667,784.

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

We anticipate that the $550,470 outside of the Trust Account as of June 30, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time.

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

Warrant Liabilities

We account for the Warrants, as either equity or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in FASB ASC 815, Derivatives and Hedging ASC 815. The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company's own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company's control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of issuance of the Warrants and will continue as of each subsequent quarterly period end date while the Warrants are outstanding.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control) is classified as temporary equity. At all other times, common stock is classified as stockholders' equity. The Company's common stock feature certain redemption rights that is considered to be outside of the Company's control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders' equity section of the Company's balance sheet.

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted net income per common share does not include warrants since the inclusion of such warrants would be anti-dilutive.

The Company's statement of operations includes a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income per common share. Net income per common share, basic and diluted, for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable common stock outstanding since original issuance. Net income per common share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to redeemable common stock, by the weighted average number of non-redeemable common stock outstanding for the periods. Non-redeemable common stock includes the founder shares as these common stock do not have any redemption features and do not participate in the income earned on the Trust Account.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) continued to be ineffective with respect to the classification of the Company's Warrants as components of equity instead of as derivative liabilities and the re-classification of the Company's Class A ordinary shares between temporary and permanent equity. Any failure to maintain effective disclosure controls could adversely impact our ability to report our financial results on a timely and accurate basis, which could have adverse consequences, including with respect to the continued listing of our securities.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2021, management identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described above, which material weakness continued to exist during the most recent fiscal quarter ended June 30, 2021. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 15, 2021, as amended on Form 10-K/A filed with the SEC on April 19, 2021. As of the date of this Report there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On May 28, 2021, we received a notice from Nasdaq Regulation, or Nasdaq, indicating that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) as a result of our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, which we refer to as the Form 10-Q, with the Securities and Exchange Commission, or SEC. The notice provided that we must submit a plan to regain compliance with Nasdaq Listing Rule 5250(c)(1) by July 26, 2021. Alternatively, we were permitted to regain compliance with the Nasdaq listing standards at any time prior to that date by filing the Form 10-Q with the SEC. We subsequently filed the Form 10-Q with the SEC on July 26, 2021.

On August 6, 2021, we received a notice from Nasdaq stating that, based on the Form 10-Q filing on July 26, 2021, we had regained compliance with the Nasdaq listing standards.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGNYTE ACQUISITION CORP.

Date: August 16, 2021	By:	/s/David Rosenburg
David Rosenberg
Co-Chief Executive Officer (Principal Executive Officer)

IGNYTE ACQUISITION CORP.

Date: August 16, 2021	By:	/s/ Steven Kaplan
Steven Kaplan
Chief Financial Officer (Principal Financial and Accounting Officer)