Form 10-Q
period 2021-09-30
Ignyte Acquisition Corp.
filed 2021-11-15
CIK 1834645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2021

or

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

As of November 12, 2021, there were 7,287,500 shares of the registrant’s common stock outstanding.

IGNYTE ACQUISITION CORP.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page
Item 1.Condensed Financial Statements	1
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 (Unaudited) and for the period from August 6, 2020 (Inception) to September 30, 2020 (Unaudited)	2
Condensed Statements of Changes in Stockholders' Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 (Unaudited) and for the period from August 6, 2020 (Inception) to September 30, 2020	3
Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2021 (Unaudited) and for the period from August 6, 2020 (Inception) to September 30, 2020	5
Notes to Condensed Financial Statements (Unaudited)	6

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

IGNYTE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash	$529,204	$25,425
Prepaid expense and other current assets	126,319	-
Total current assets	655,523	25,425
Deferred offering costs	-	81,575
Cash and securities held in Trust Account	57,505,084	-
Total Assets	$58,160,607	$107,000

Liabilities and Stockholders' Equity
Current liabilities:
Accrued expenses	$10,156	$-
Due to related party	81,953	310
Promissory note - related party	-	80,000
Total current liabilities	92,109	80,310
Warrant liabilities	1,650,000	-
Total liabilities	1,742,109	80,310

Commitments and Contingencies(8)

Common stock subject to possible redemption, 5,750,000 shares at redemption value	57,505,084	-

Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 1,537,500 shares and 0 shares issued and outstanding (excluding 5,750,000 shares and 0 shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	154	154
Additional paid-in capital	-	26,846
Retained earnings (Accumulated deficit)	(1,086,740)	(310)
Total stockholders' equity (deficit)	(1,086,586)	26,690
Total Liabilities and Stockholders' Equity (Deficit)	$58,160,607	$107,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

IGNYTE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three	For the Nine	For the period from August 6,
	Months Ended	Months Ended	2020 (Inception) to
	September 30, 2021	September 30, 2021	September 30, 2020
Formation and operating costs	$104,370	$413,791	$310
Loss from operations	(104,370)	(413,791)	(310)

Other income
Change in fair value of warrants	225,000	800,000	-
Trust interest income	739	5,084	-
Total other income	225,739	805,084	-

Net income (loss)	$121,369	$391,293	$(310)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	5,750,000	5,076,007	-
Basic and diluted net loss per share	$0.02	$0.06	$-

Basic and diluted weighted average shares outstanding, common stock	1,537,500	1,537,500	1,437,500
Basic and diluted net income (loss) per share	$0.02	$0.06	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

IGNYTE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	1,537,500	$154	$26,846	$(310)	$26,690
Sale of 5,000,000 and 750,000 Units on February 1, 2021 and February 2, 2021 through IPO and over-allotment, respectively	5,750,000	575	57,499,425	-	57,500,000
Sale of 2,350,000 and 150,000 Placement Warrants on February 1, 2021 and February 2, 2021, respectively, net of fair value of warrant liabilities	-	-	50,000	-	50,000
Underwriting fee	-	-	(1,150,000)	-	(1,150,000)
Other offering expenses	-	-	(399,485)	-	(399,485)
Net loss	-	-	-	(346,183)	(346,183)
Common stock subject to possible redemption, as restated	(5,750,000)	(575)	(56,026,786)	(1,474,897)	(57,502,258)
Balance as of March 31, 2021 (unaudited), as restated	1,537,500	154	-	(1,821,390)	(1,821,236)
Remeasurement in value of common stock subject to possible redemption	-	-	-	(2,087)	(2,087)
Net income				616,107	616,107
Balance as of June 30, 2021 (unaudited), as restated	1,537,500	154	-	(1,207,370)	(1,207,216)
Remeasurement in value of common stock subject to possible redemption	-	-	-	(739)	(739)
Net income	-	-	-	121,369	121,369
Balance as of September 30, 2021 (unaudited)	1,537,500	$154	$-	$(1,086,740)	$(1,086,586)

The accompanying notes are an integral part of these unaudited condensed financial statements.

IGNYTE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 6, 2020 (INCEPTION) TO SEPTEMBER 30, 2020

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance as of August 6, 2020 (Inception)	-	$-	$-	$-	$-
Common shares issued to initial stockholder	1,437,500	144	24,856	-	25,000
Net loss	-	-		(310)	(310)
Balance as of September 30, 2021 (unaudited)	1,437,500	$144	$24,856	$(310)	$24,690

IGNYTE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

		For The Period From
	For the Nine Months	August 6, 2020
	Ended	(Inception) To
	September 30, 2021	September 30, 2020
Cash flows from Operating Activities:
Net income (loss)	$391,293	$(310)
Formation costs paid by related party	-	310
Adjustments to reconcile net income to net cash used in operating activities:
Decrease in fair value of warrants	(800,000)	-
Interest earned on marketable securities held in Trust Account	(5,084)	-
Changes in current assets and current liabilities:
Prepaid expenses	(126,319)	-
Accrued offering costs and expenses	10,156	-
Due to related party	81,643	-
Net cash used in operating activities	(448,311)	-

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(57,500,000)	-
Net cash used in investing activities	(57,500,000)	-

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters' fees	56,350,000	-
Proceeds from private placement	2,500,000	-
Repayment of promissory note to related party	(80,000)	-
Payments of offering costs	(317,910)	-
Net cash provided by financing activities	58,452,090	-

Net change in cash	503,779	-
Cash, beginning of the period	25,425	-
Cash, end of the period	$529,204	$-

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of common stocks	$-	$25,000
Initial value of Common stock subject to possible redemption, as restated	$50,150,000	$-
Remeasurement in value of Common stock subject to possible redemption	$7,355,084	$-
Initial fair value of warrant liabilities	$2,450,000	$-

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from August 6, 2020 (inception) through September 30, 2021 relates to the Company's formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Transaction costs amounted to $1,549,485 consisting of $1,150,000 of underwriting discount and $399,485 of other offering costs. In addition, $975,465 of cash was held outside of the Trust Account (as defined below) and has been available for working capital purposes.

Trust Account

Following the closing of the IPO, on February 1, 2021, $50,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was held in a Trust Account (“Trust Account”), and has been invested, and will only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay income tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company's redemption of 100% of the outstanding Public Shares if it has not completed a Business Combination in the required time period. The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes a Business Combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had $529,204 in its operating bank account, and working capital of $563,414.

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

Note 2 — Restatement of Previously Issued Financial Statements

As a result of recent guidance to Special Purpose Acquisition Companies by the SEC regarding redeemable equity instruments, the Company revisited its application of ASC 480-10-S99 on the Company’s financial statements. The Company had previously classified a portion of its common stock in permanent equity. Subsequent to the re-evaluation, the Company’s management concluded that all of its common stock should be classified as temporary equity, excluding the founder shares. The identified errors impacted the Company’s Form 10-Q filed on July 26, 2021 containing revised balance sheet as of February 1, 2021, and financial statements as of March 31, 2021, and Quarterly Report on Form 10-Q filed on August 16, 2021 containing financial statements as of June 30, 2021. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts were material to the aforementioned Form 8-K and Form 10-Q reports, but that correcting the cumulative impact of such errors would be significant to the Company’s statements of operations for the three and nine months ended September 30, 2021. Accordingly, the Company has corrected such errors by restating its prior financial statements and classified all its common stock as temporary equity, excluding the founder shares. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable. The following summarizes the effect of the restatement on each financial statement line item.

Impact of the Restatement

The impact of the restatement on the audited balance sheet as of February 1, 2021, unaudited interim condensed financial statements as of March 31, 2021 and for the three months ended March 31, 2021, and unaudited interim condensed financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 are presented below.

Balance Sheet at February 1, 2021	As Previously Reported	Adjustment	As Restated

Common stock subject to possible redemption	$43,670,118	$6,479,882	$50,150,000
Common stock, $0.0001 par value	217	(63)	154
Additional paid-in capital	5,004,180	(5,004,180)	-
Accumulated deficit	(4,396)	(1,475,639)	(1,480,035)
Total stockholders' equity	5,000,001	(6,479,882)	(1,479,881)
Total liabilities and stockholders’ equity	51,399,319	-	51,399,319
Number of shares subject to redemption	4,367,012	632,988	5,000,000

Balance Sheet at March 31, 2021	As Previously Reported	Adjustment	As Restated

Common stock subject to possible redemption	$50,681,020	$6,821,238	$57,502,258
Common stock, $0.0001 par value	222	(68)	154
Additional paid-in-capital	5,346,273	(5,346,273)	-
Accumulated deficit	(346,493)	(1,474,897)	(1,821,390)
Total stockholders’ equity	5,000,002	(6,821,238)	(1,821,236)
Total liabilities and stockholders’ equity	58,321,132	-	58,321,132

Number of shares subject to redemption	5,068,102	681,898	5,750,000

Statement of Operations for the three months ended March 31, 2021
Common stock subject to possible redemption	5,102,312	(1,396,756)	3,705,556
Basic and diluted net loss per share	$-	$(0.04)	$(0.04)
Basic and diluted weighted average shares outstanding, common stock	1,886,149	(348,649)	1,537,500
Basic and diluted net loss per share	$(0.18)	$0.14	$(0.04)
	-	-	-
Statement of Cash Flows for the three months ended March 31, 2021	-	-	-
Initial value of common stock subject to possible redemption	$51,023,118	$(873,118)	$50,150,000
Change in value of common stock subject to possible redemption	342,098	7,010,160	7,352,258

Balance Sheet at June 30, 2021	As Previously Reported	Adjustment	As Restated

Common stock subject to possible redemption	$51,297,120	$6,207,225	$57,504,345
Common stock, $0.0001 par value	216	(62)	154
Additional paid-in-capital	4,730,179	(4,730,179)	-
Accumulated deficit	269,614	(1,476,984)	(1,207,370)
Total stockholders’ equity	5,000,009	(6,207,225)	(1,207,216)
Total liabilities and stockholders’ equity	58,236,738	-	58,236,738

Number of shares subject to redemption	5,129,712	620,288	5,750,000

Statement of Operations for the three months ended June 30, 2021
Basic and diluted weighted average shares outstanding, Common stock, subject to possible redemption	5,068,102	681,898	5,750,000
Basic and diluted net loss per share	$-	$0.08	$0.08
Basic and diluted weighted average shares outstanding, common stock	2,219,398	(681,898)	1,537,500
Basic and diluted net income per share	$0.61	$(0.53)	$0.08

Balance Sheet at June 30, 2021	As Previously Reported	Adjustment	As Restated

Statement of Operations for the six months ended June 30, 2021
Basic and diluted weighted average shares outstanding, Common stock, subject to possible redemption	4,183,046	550,379	4,733,425
Basic and diluted net loss per share	$0.00	$0.04	$0.04
Basic and diluted weighted average shares outstanding, common stock	2,053,694	(516,194)	1,537,500
Basic and diluted net income per share	$0.13	$(0.09)	$0.04

Statement of Changes in Stockholders' (Deficit) Equity for the Three months Ended June 30, 2021
Change in value of common stock subject to possible redemption	$616,094	$(616,094)	-

Statement of Cash Flows for the six months ended June 30, 2021
Initial value of common stock subject to possible redemption	$51,023,118	$(873,118)	$50,150,000
Change in value of common stock subject to possible redemption	274,002	7,080,343	7,354,345

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were invested in money market funds.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

All of the 5,750,000 shares of common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all common stock, excluding the founder shares, has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Common Share

The Company recognizes two classes of shares for EPS purposes, which are referred to as redeemable common stock and outstanding common stock. Earnings and losses are shared pro rata between the two classes of shares. The 5,375,000 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended September 30, 2021 and for the period from January 19, 2021 (inception) through September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Redeemable Common Stock	Outstanding Common Stock	Redeemable Common Stock	Outstanding Common Stock
Basic and diluted net income per share:
Numerator:
Allocation of net income	$95,763	$25,606	$300,326	$90,967

Denominator:

Weighted-average shares outstanding	5,750,000	1,537,500	5,076,007	1,537,500
Basic and diluted net income per share	$0.02	$0.02	$0.06	$0.06

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

Warrant Liabilities

The Company accounts for the Public Warrants and Private Warrants (as defined in Note 4 and 5) collectively (“Warrants”), as either equity or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own common stocks and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.

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

The Company accounts for the Private Warrants in accordance with ASC 815-40 under which the Private Warrants do not meet the criteria for equity classification and must be recorded as liabilities. The fair value of the Private Warrants has been estimated using the Modified Black Scholes model. See Note 7 for further discussion of the pertinent terms of the Warrants used to determine the value of the Private Warrants and Representative’s Warrants.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Due to Related Party

As of September 30, 2021, the amount due to related party is $81,953 which represent the accrual of administrative service fee $81,643 from January 26, 2021 to September 30, 2021 and formation cost $310 paid by the Officer.

Related Party Loans

In order to meet the Company’s working capital needs following the consummation of the IPO the Sponsor, officers, directors initial stockholders or their affiliates may, but are not obligated to, loan the Company funds (“Working Capital Loans”), from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. As of September 30, 2021 and December 31, 2020, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed, commencing on the date of the securities of the Company are first listed on The Nasdaq Capital Market (the “Listing Date”), to pay the Sponsor $10,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company's liquidation, the Company will cease paying these monthly fees. The Company accrued $81,643 and $30,000 for the administrative service fee for the period from the Listing Date to September 30, 2021 and for the three months ended September 30, 2021.

Note 7 — Recurring Fair Value Measurements

The following table presents information about the Company's assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$57,505,084	$57,505,084	$-	$-
	$57,505,084	$57,505,084	$-	$-
Liabilities:
Warrant liabilities-Private Placement Warrants	$1,650,000	$-	$-	$1,650,000
	$1,650,000	$-	$-	$1,650,000

The following table sets forth a summary of the changes in the fair value of the warrant liabilities for the period from August 6, 2020 (Inception) through September 30, 2021:

Warrant Liability
Fair value as of February 1, 2021	$2,303,000
Issuance of private warrants in connection with over-allotment as of February 2, 2021	147,000
Change in fair value (1)	(800,000)
Fair value as of September 30, 2021	$1,650,000

(1) Represents the non-cash gain on the change in valuation of Private Warrants and is included in the change in fair value of warrant liability on the statement of operations.

At September 30, 2021, the Public Warrants were determined to contain none of the features requiring liability treatment; therefore, the Public warrants were not included in the fair value reporting.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from January 1, 2021 through September 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of September 30, 2021 and February 1, 2021.

	September 30, 2021	February 1, 2021
Exercise price	$11.50	$11.50
Share price	$9.79	$10.00
Volatility	12.50%	19.00%
Expected life	5.00	5.00
Risk-free rate	0.98%	0.42%
Dividend yield	-%	-%

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

Underwriting Agreement

The underwriters had a 45-day option beginning February 1, 2021 to purchase up to an additional 750,000 units to cover over-allotments, if any, at the IPO price less the underwriting discounts.

The Company issued to the underwriter (and/or its designees) (the “Representative”) 100,000 shares of common stock for $0.0001 per share (the “Representative Shares”). The Company estimated the fair value of the stock to be $2,000 based upon the price of the founder shares issued to the Sponsor. The stock were treated as underwriters’ compensation and charged directly to stockholders’ equity. The underwriter (and/or its designees) agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of our initial business combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to such shares if we fail to complete our initial Business Combination within 21 months from the closing of this offering.

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

Note 9 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. At September 30, 2021 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. On August 12, 2020, the Sponsor paid $25,000, or approximately $0.02 per share, to cover certain offering costs in consideration for 1,437,500 shares of Common Stock, par value $0.0001. Of the 1,437,500 shares of common stock, an aggregate of up to 187,500 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters' over-allotment option is not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company's issued and outstanding common stock after the IPO. On February 2, 2021, the underwriter exercised its over-allotment option in full, hence, the 187,500 Founder Shares are no longer subject to forfeiture since then. In August 2020, the Company also issued to designees of EarlyBirdCapital an aggregate of 100,000 shares of common stock (“representative shares”), at a price of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 1,537,500 shares of common stock issued and outstanding.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustments or disclosure in the condensed financial statements.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2021, we had net income of $121,369, which consisted of $739 in interest earned on marketable securities held in the Trust Account, and $225,000 in unrealized gain on change in fair value of warrants, offset by $104,370 in formation and operating costs.

For the nine months ended September 30, 2021, we had net income of $391,293, which consisted of $5,084 in interest earned on marketable securities held in the Trust Account, and $800,000 in unrealized gain on change in fair value of warrants, offset by $413,791 in formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2021, we had $529,204 in its operating bank account, and working capital of $563,414.

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

We anticipate that the $529,204 outside of the Trust Account as of September 30, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time.

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

Warrant Liabilities

We account for the Warrants, as either equity or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in FASB ASC 815, Derivatives and Hedging ASC 815. The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of issuance of the Warrants and will continue as of each subsequent quarterly period end date while the Warrants are outstanding.

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

The Company’s statement of operations includes a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income per common share. Net income per common share, basic and diluted, for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable common stock outstanding since original issuance. Net income per common share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to redeemable common stock, by the weighted average number of non-redeemable common stock outstanding for the periods. Non-redeemable common stock includes the founder shares as these common stock do not have any redemption features and do not participate in the income earned on the Trust Account.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company's accounting for complex financial instruments, specifically its warrants and ordinary shares subject to redemption. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2021, management identified a material weakness in internal controls related to the Company's accounting for complex financial instruments, specifically its warrants and during the third quarter identified a material weakness in internal control relating to the classification of ordinary shares subject to redemption, which material weakness continued to exist during the most recent fiscal quarter ended September 30, 2021. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

IGNYTE ACQUISITION CORP.

Date: November 15, 2021	By:	/s/ David Rosenburg
David Rosenberg
Co-Chief Executive Officer (Principal Executive Officer)

IGNYTE ACQUISITION CORP.

Date: November 15, 2021	By:	/s/ Steven Kaplan
Steven Kaplan
Chief Financial Officer (Principal Financial and Accounting Officer)