Form 10-K
period 2021-12-31
Ignyte Acquisition Corp.
filed 2022-03-31
CIK 1834645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $55.5 million. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be "affiliates" of the Registrant. This is not necessarily determinative of affiliate status of other purposes.

As of March 30, 2022, there were 7,287,500 shares of common stock of the Registrant issued and outstanding.

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

Strong and Stable Financial Position with Flexibility.

With funds in the trust account of $57.5 million as of December 31, 2021 available to use for a business combination, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing and there can be no assurance that it will be available to us.

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

As of December 31, 2021, our sponsor, officers, directors, initial stockholders and their respective affiliates owned approximately 19.9% of our issued and outstanding shares of common stock. In connection with any vote for a proposed business combination, our initial stockholders, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them in favor of such proposed business combination.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 38,800,000 authorized but unissued shares of common stock available for issuance (after appropriate reservation for the issuance of the shares underlying the public and private warrants). We may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete a business combination. The issuance of additional shares of common stock will not reduce the per-share conversion amount in the trust account. The issuance of additional shares of common stock or preferred stock:

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

If the net proceeds of our initial public offering not being held in trust are insufficient to allow us to operate through November 1, 2022, we may be unable to complete a business combination.

Of the net proceeds of our initial public offering, only approximately $724,000 are available to us outside the trust account to fund our working capital requirements. We believe that such funds will be sufficient to allow us to operate through November 1, 2022, the date until which we have to complete a business combination; however, we cannot assure you that our estimate is accurate. Accordingly, if we use all of the funds held outside of the trust account and all interest available to us, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our sponsor, officers or directors or their affiliates to operate or may be forced to liquidate. Our sponsor, initial stockholders, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant.

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

Holders

As of December 31, 2021, there was one holder of record of our units, one holder of record of our common stock and two holders of record of our warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Use of Proceeds

On January 27, 2021, our Registration Statement on Form S-1 (SEC File No. 333-252011) (the “Registration Statement”) relating to our initial public offering of units was declared effective by the SEC. On February 1, 2021, we consummated our initial public offering, generating gross proceeds of $50,000,000. On February 2, 2021, we consummated the closing of the sale of an additional 750,000 units, pursuant to the underwriters’ exercise in full of their over-allotment option, generating gross proceeds of $7,500,000. We also consummated the closing of the sale of an additional 150,000 private warrants, generating gross proceeds of $150,000. No proceeds were used during the reporting period ended December 31, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

[Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Ignyte Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto contained elsewhere in this Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting an initial business combination.

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

Results of Operations

Our entire activity since inception up to December 31, 2021 relates to our formation, our initial public offering and, since the closing of our initial public offering, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended December 31, 2021, we had net loss of $487,989, which consisted of $969,288 in formation and operating costs, offset by $475,000 in unrealized gain on change in fair value of warrants and $6,299 in interest earned on marketable securities held in the Trust Account.

For the period from August 6, 2020 (inception) through December 31, 2020, we had net loss of $310, which consisted of $310 in formation and operating costs.

Liquidity and Capital Resources

As of December 31, 2021, we had $329,192 in its operating bank account, and working capital of $125,317.

Prior to the completion of our initial public offering, our liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of $80,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or our officers and directors or their affiliates may, but are not obligated to, provide us Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

We anticipate that the $329,192 outside of the Trust Account as of December 31, 2021, will be sufficient to allow us to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. On March 21, 2022, our Sponsor signed an agreement to provide a Working Capital Loan of $300,000 to us as required. The promissory note evidencing the Working Capital Loan of $300,000 provided to us by our Sponsor is filed herewith as Exhibit 10.17.

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 2, 2022 to consummate the proposed business combination. It is uncertain that we will be able to consummate the proposed business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 2, 2022. We intend to complete the proposed business combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by November 2, 2022.

Critical Accounting Policies and Estimates

The preparation of the audited financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the audited financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Warrant Liabilities

We account for the Warrants, as either equity or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in FASB ASC 815, Derivatives and Hedging ASC 815. The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to our own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of issuance of the Warrants and will continue as of each subsequent quarterly period end date while the Warrants are outstanding.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock feature certain redemption rights that is considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Loss Per Common Stock

Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted net loss per common stock does not include warrants since the inclusion of such warrants would be anti-dilutive.

Our statements of operations includes a presentation of loss per share for common stock subject to possible redemption in a manner similar to the two-class method of loss per common stock. Net loss per common stock, basic and diluted, for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable common stock outstanding since original issuance. Net loss per common stock, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income (loss) attributable to redeemable common stock, by the weighted average number of non-redeemable common stock outstanding for the periods. Non-redeemable common stock includes the founder shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, have been invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company's accounting for complex financial instruments, specifically its warrants and ordinary shares subject to redemption. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2021, management identified a material weakness in internal controls related to the Company's accounting for complex financial instruments, specifically its warrants and during the third quarter identified a material weakness in internal control relating to the classification of ordinary shares subject to redemption, which material weakness continued to exist during the fiscal year ended December 31, 2021. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Title
David I. Rosenberg	48	Chairman of the Board and Co-Chief Executive Officer
David J. Strupp, Jr.	53	Co-Chief Executive Officer and Director
Steven Kaplan	58	Chief Financial Officer and Director
Cheryl Cohen	56	Director
Charles Wilson, Ph.D.	57	Director
John Andrew Boockvar, M.D.	50	Director
Richard J. Rosenstock	70	Director

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units offered in our initial public offering or the private warrants as these warrants are not exercisable within 60 days of December 31, 2021.

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

Equity Compensation Plans

As of December 31, 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Note 5 of the notes accompanying our audited financial statements for the fiscal year ended December 31, 2021 included elsewhere in this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our financial statements included in this Annual Report on Form 10-K, and review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by Marcum in connection with regulatory filings and public offerings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the fiscal years ended December 31, 2021 and 2020, totaled $95,017. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards during the year ended December 31, 2021 and 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021 and 2020.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021 and 2020.

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

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation (2)
3.2	Amended and Restated Certificate of Incorporation (1)
3.3	Bylaws (2)
4.1	Warrant Agreement, dated January 27, 2021, between Continental Stock Transfer & Trust Company and the Registrant (1)
4.2	Description of Securities (3)
10.1	Letter Agreement, dated January 27, 2021, by and among the Registrant and John Andrew Boockmar (3)
10.2	Letter Agreement, dated January 27, 2021, by and among the Registrant and Cheryl Cohen (3)
10.3	Letter Agreement, dated January 27, 2021, by and among the Registrant and Steven Kaplan (3)
10.4	Letter Agreement, dated January 27, 2021, by and among the Registrant and David Rosenberg (3)
10.5	Letter Agreement, dated January 27, 2021, by and among the Registrant and Richard Rosenstock (3)
10.6	Letter Agreement, dated January 27, 2021, by and among the Registrant and Ignyte Sponsor LLC (3)
10.7	Letter Agreement, dated January 27, 2021, by and among the Registrant and David J. Strupp, Jr. (3)
10.8	Letter Agreement, dated January 27, 2021, by and among the Registrant and Charles Wilson (3)
10.9	Investment Management Trust Agreement, dated January 27, 2021, between Continental Stock Transfer & Trust Company and the Registrant (1)
10.10	Promissory Note, dated November 20, 2020, issued to David Strupp (3)
10.11	Promissory Note, dated November 20, 2020, issued to David Rosenberg (3)
10.12	Promissory Note, dated November 20, 2020, issued to Steven Kaplan (3)
10.13	Registration Rights Agreement, dated January 27, 2021, between the Registrant and certain securityholders of the Registrant (1)
10.14	Stock Escrow Agreement, dated January 27, 2021, between the Registrant, Ignyte Sponsor LLC, and Continental Stock Transfer & Trust Company (1)
10.15	Administrative Services Agreement, dated January 27, 2021, between the Registrant and Ignyte Sponsor LLC (1)
10.16	Form of Indemnification Agreement (1)
10.17	Promissory Note, dated March 21, 2021 issued to Ignyte Sponsor LLC (4)
14.1	Code of Ethics (2)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Presentation Document*
101.DEF	XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on February 1, 2021.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on January 11, 2021.
(3)	Incorporated by reference to the Company’s Form 10-K, filed with the Commission on April 15, 2021.
(4)	Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 25, 2022.

IGNYTE ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from August 6, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2021 and for the period from August 6, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from August 6, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 688)

To the Shareholders and Board of Directors of

Ignyte Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ignyte Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, shareholders’ (deficit) and cash flows for the year ended December 31, 2021 and for the period from August 6, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from August 6, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has until November 2, 2022 to consummate a Business Combination. If a Business Combination is not consummated by the required date, then the Company will cease all operations except for the purpose of liquidating. The Company has limited capital resources and will need additional financing to sustain operations for a reasonable period of time, which is considered to be on year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 30, 2022

IGNYTE ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets
Cash	$329,192	$25,425
Prepaid expense and other current assets	71,319	—
Total current assets	400,511	25,425
Deferred offering costs	—	81,575
Marketable securities held in Trust Account	57,506,299	—
Total Assets	$57,906,810	$107,000
Liabilities, Redeemable Common Stocks and Stockholders' Equity
Current liabilities:
Accrued expenses	$325,641	$—
Due to related party	111,953	310
Promissory note - related party	—	80,000
Total current liabilities	437,594	80,310
Warrant liabilities	1,975,000	—
Total liabilities	2,412,594	80,310

Commitments and Contingencies (See Note 7)
Common stock subject to possible redemption, 5,750,000 shares at redemption value	57,500,000	—

Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 1,537,500 shares and 0 shares issued and outstanding (excluding 5,750,000 shares and 0 stocks subject to possible redemption) at December 31, 2021 and 2020, respectively	154	154
Additional paid-in capital	—	26,846
Accumulated deficit	(2,005,938)	(310)
Total stockholders' equity (deficit)	(2,005,784)	26,690
Total Liabilities, Redeemable Common Stocks and Stockholders' Equity (Deficit)	$57,906,810	$107,000

The accompanying notes are an integral part of these financial statements.

IGNYTE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the year ended	For the period from August 6, 2020 (inception) through
	December 31,	December 31,
	2021	2020
Formation and operating costs	$969,288	$310
Loss from operations	(969,288)	(310)

Other income
Change in fair value of warrants	475,000	—
Trust interest income	6,299	—
Total other income	481,299	—

Net loss	$(487,989)	$(310)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	5,259,589	—
Basic and diluted net loss per share	$(0.07)	$—

Basic and diluted weighted average shares outstanding, common stock	1,537,500	1,537,500
Basic and diluted net loss per share	$(0.07)	$(0.00)

The accompanying notes are an integral part of these financial statements.

IGNYTE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

				Retained	Total
			Additional	Earnings	Stockholders’
	Common Stock		Paid-in	(Accumulated	Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance as of August 6, 2020 (inception)	-	$-	$-	$-	$-
Common Stocks issued to Sponsor	1,437,500	144	24,856	-	25,000
Issuance of representative shares	100,000	10	1,990	-	2,000
Net loss	-	-	-	(310)	(310)
Balance as of December 31, 2020	1,537,500	$154	$26,846	$(310)	$26,690
Sale of 5,000,000 and 750,000 Units on February 1, 2021 and February 2, 2021 through IPO and over-allotment, respectively	5,750,000	575	57,499,425	-	57,500,000
Sale of 2,350,000 and 150,000 Placement Warrants on February 1, 2021 and February 2, 2021, respectively, net of fair value of warrant liabilities	-	-	50,000	-	50,000
Underwriting fee	-	-	(1,150,000)	-	(1,150,000)
Other offering expenses	-	-	(444,485)	-	(444,485)
Net loss	-	-	-	(487,989)	(487,989)
Common stock subject to possible redemption, as restated	(5,750,000)	(575)	(55,981,786)	(1,517,639)	(57,500,000)
Balance as of December 31, 2021	1,537,500	$154	$-	$(2,005,938)	$(2,005,784)

The accompanying notes are an integral part of these financial statements.

IGNYTE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For The Period
		From
	For the Year	August 6, 2020
	Ended	(inception) To
	December 31,	December 31,
	2021	2020
Cash flows from Operating Activities:
Net loss	$(487,989)	$(310)
Formation costs paid by related party	—	310
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in fair value of warrants	(475,000)	—
Interest earned on marketable securities held in Trust Account	(6,299)	—
Changes in current assets and current liabilities:
Prepaid expenses	(71,319)	—
Accrued offering costs and expenses	325,641	—
Due to related party	111,643	—
Net cash used in operating activities	(603,323)	—

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(57,500,000)	—
Net cash used in investing activities	(57,500,000)	—

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	56,350,000	—
Proceeds from private placement	2,500,000	—
Proceeds from issuance of promissory note to related party	—	80,000
Repayment of promissory note to related party	(80,000)	—
Payments of offering costs	(362,910)	(54,575)
Net cash provided by financing activities	58,407,090	25,425

Net change in cash	303,767	25,425
Cash, beginning of the period	25,425	—
Cash, end of the period	$329,192	$25,425

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Common Stocks	$—	$25,000
Fair value of representative shares included in deferred offering costs	$—	$2,000

Initial value of Common stock subject to possible redemption	$50,150,000	$—
Remeasurement in value of Common stock subject to possible redemption	$7,350,000	$—
Initial fair value of warrant liabilities	$2,450,000	$—

The accompanying notes are an integral part of these financial statements.

IGNYTE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization and General

Ignyte Acquisition Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on August 6, 2020. The Company was incorporated for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”).

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from August 6, 2020 (inception) through December 31, 2021 relates to the Company's formation and the initial public offering (“IPO”), which is described below and, since the closing of the IPO, a search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Transaction costs amounted to $1,594,485 consisting of $1,150,000 of underwriting discount and $444,485 of other offering costs. In addition, $975,465 of cash was held outside of the Trust Account (as defined below) and has been available for working capital purposes.

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

Initial Business Combination

In connection with any proposed Business Combination, the Company will either (1) seek stockholders approval of the initial Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide its stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether the Company will seek stockholders’ approval of a proposed Business Combination or will allow stockholders to sell their shares to the Company in a tender offer will be made by the Company, solely in its discretion.

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

The Company will have 21 months from the closing of the IPO to complete the initial Business Combination (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company but net of taxes payable (and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had $329,192 in its operating bank account, and working capital of $125,317.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of $80,000 (see Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or the Company’s officers and directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). On March 21, 2022, the Sponsor signed an agreement to provide a Working Capital Loan of $300,000 to the Company as required. At December 31, 2021, no amounts of Working Capital Loans were outstanding.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 2, 2022 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 2, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by November 2, 2022.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

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

Use of Estimates

The preparation of audited financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the audited financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the audited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $329,192 of cash held outside of the Trust Account as of December 31, 2021 and $0 as of December 31, 2020. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Marketable Securities Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were invested in money market funds.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid assets, and accounts payable are estimated to approximate the carrying values as of December 31, 2021 due to the short maturities of such instruments.

The Company’s warrant liabilities are based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. See Note 6 for additional information on assets and liabilities measured at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2021 and 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Loss Per Common Stock

The Company recognizes two classes of shares for EPS purposes, which are referred to as redeemable common stock and outstanding common stock. Earnings and losses are shared pro rata between the two classes of shares. The 5,750,000 potential common stocks for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the period from August 6, 2020 (inception) through December 31, 2020 and for the year ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the year ended December 31, 2021		For the period from August 6, 2020 (inception) through December 31, 2020
	Redeemable Common Stock	Outstanding Common Stock	Redeemable Common Stock	Outstanding Common Stock
Basic and diluted net loss per share:
Numerator:

Allocation of net loss	$(377,606)	$(110,383)	$—	$(310)

Denominator:

Weighted-average shares outstanding	5,259,589	1,537,500	—	1,537,500

Basic and diluted net loss per share	$(0.07)	$(0.07)	$—	$(0.00)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to temporary equity upon the completion of the IPO. Accordingly, as of February 1, 2021, offering costs in the aggregate of $1,594,485 have been charged to temporary equity (consisting of $1,150,000 of underwriting discount and $444,485 of other offering costs).

Warrant Liabilities

The Company accounts for the Public Warrants and Private Warrants (as defined in Notes 3 and 4) collectively (“Warrants”), as either equity or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own common stocks and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.

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

The Company accounts for the Private Warrants in accordance with ASC 815-40 under which the Private Warrants do not meet the criteria for equity classification and must be recorded as liabilities. The fair value of the Private Warrants has been estimated using the Modified Black Scholes model. See Note 6 for further discussion of the pertinent terms of the Warrants used to determine the value of the Private Warrants and Representative’s Warrants.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

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

Note 4 — Private Placement

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

Note 5 — Related Party Transactions

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

Promissory Note — Related Party

On November 20, 2020, the Company’s executive officers loaned the Company $80,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of June 30, 2021 or the closing of the IPO. As of February 1, 2021, the Company repaid the note in full. On March 21, 2022, the Sponsor signed an agreement to provide a Working Capital Loan of $300,000 to the Company as required.

Due to Related Party

As of December 31, 2021, the amount due to related party is $111,953 which represents the accrual of administrative service fee from February 1, 2021 to December 31, 2021 of $111,643 and formation cost of $310 paid by the Officer. As of December 31, 2020, the amount due to related party is $310 which represents the formation cost of $310 paid by the Officer.

Related Party Loans

In order to meet the Company’s working capital needs following the consummation of the IPO the Sponsor, officers, directors initial stockholders or their affiliates may, but are not obligated to, loan the Company funds (“Working Capital Loans”), from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. As of December 31, 2021 and 2020, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed, commencing on the date of the securities of the Company are first listed on The Nasdaq Capital Market (the “Listing Date”), to pay the Sponsor $10,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company accrued $111,643 for the administrative service fee for the period from the Listing Date to December 31, 2021.

Note 6 — Recurring Fair Value Measurements

The following table presents information about the Company's assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$57,506,299	$57,506,299	$—	$—
	$57,506,299	$57,506,299	$—	$—
Liabilities:
Warrant liabilities-Private Placement Warrants	$1,975,000	$—	$—	$1,975,000
	$1,975,000	$—	$—	$1,975,000

The following table sets forth a summary of the changes in the fair value of the warrant liabilities for the period from February 1, 2021 through December 31, 2021:

Warrant Liability
Fair value as of February 1, 2021	$2,303,000
Issuance of private warrants in connection with over-allotment as of February 2, 2021	147,000
Change in fair value (1)	(475,000)
Fair value as of December 31, 2021	$1,975,000

(1) Represents the non-cash gain on the change in valuation of Private Warrants and is included in the change in fair value of warrant liability on the statements of operations.

At December 31, 2021, the Public Warrants were determined to contain none of the features requiring liability treatment; therefore, the Public warrants were not included in the fair value reporting.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the year ended December 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of December 31, 2021 and February 1, 2021.

	December 31, 2021	February 1, 2021
Exercise price	$11.50	$11.50
Share price	$9.74	$10.00
Volatility	13.75%	19.00%
Expected life	5.33	5.99
Risk-free rate	1.26%	0.42%
Dividend yield	—%	—%

Note 7 — Commitments and Contingencies

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

The Company issued to the underwriter (and/or its designees) (the “Representative”) 100,000 shares of common stock for $0.0001 per share (the “Representative Shares”). The Company estimated the fair value of the stock to be $2,000 based upon the price of the founder shares issued to the Sponsor. The stock were treated as underwriters’ compensation and charged directly to stockholders’ equity. The underwriter (and/or its designees) agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete the initial Business Combination within 21 months from the closing of this offering.

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

Note 8 — Stockholder’s Equity (Deficit)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. On August 12, 2020, the Sponsor paid $25,000, or approximately $0.02 per share, to cover certain offering costs in consideration for 1,437,500 shares of Common Stock, par value $0.0001. Of the 1,437,500 shares of common stock, an aggregate of up to 187,500 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters' over-allotment option is not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company's issued and outstanding common stock after the IPO. On February 2, 2021, the underwriter exercised its over-allotment option in full, hence, the 187,500 Founder Shares are no longer subject to forfeiture since then. In August 2020, the Company also issued to designees of EarlyBirdCapital an aggregate of 100,000 shares of common stock (“representative shares”), at a price of $0.0001 per share. As of December 31, 2021 and 2020, there were 1,537,500 shares of common stock issued and outstanding.

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

Note 9 — Income Tax

The Company’s net deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax asset
Organizational costs/Startup expenses	$169,369	$—
Federal Net Operating loss	32,923	65
Total deferred tax asset	202,293	65
Valuation allowance	(202,293)	(65)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31, 2021	December 31, 2020
Federal
Current	$—	$—
Deferred	(202,228)	(65)

State
Current	—	—
Deferred	—	—
Change in valuation allowance	202,228	65
Income tax provision	$—	$—

As of December 31, 2021 and December 31, 2020, the Company had $156,778 and $310, respectively of U.S. federal operating loss carryovers available to offset future taxable income, which do not expire.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year December 31, 2021 and December 31, 2020, the change in the valuation allowance was $202,228 and $65, respectively.

Reconciliations of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and December 31, 2020 are as follows:

	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in FV of Warrant Liability	20.44%	0.0%
Change in valuation allowance	-41.44%	-21.0%
Income tax provision	—%	—%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company considers New York to be a significant tax jurisdiction.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the audited financial statements were issued. Based on this review, except the description as below, the Company did not identify any subsequent events that would have required adjustments or disclosure in the financial statements.

On March 21, 2022, the Sponsor signed an agreement to provide a Working Capital Loan of $300,000 to the Company evidenced by a promissory note (the “Note”) as required. The principal balance of the Note shall be payable in cash by the Company on the earlier of: (i) the date on which the Company consummates its initial business combination or (ii) the date that the winding up of the Company is effective. No interest shall accrue on the unpaid principal balance of the Note. The principal balance of the Note may be prepaid at any time, at the election of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2022	IGNYTE ACQUISITION CORP.

	By:	/s/ David Rosenberg
Name: David Rosenberg
Title: Co-Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ David Rosenberg	Co-Chief Executive Officer and Chairman of the Board	March 30, 2022
David Rosenberg	(Principal Executive Officer)

/s/ David J. Strupp, Jr.	Co-Chief Executive Officer and Director	March 30, 2022
David J. Strupp, Jr.

/s/ Steven Kaplan	Chief Financial Officer and Director	March 30, 2022
Steven Kaplan	(Principal Financial and Accounting Officer)

/s/ Richard Rosenstock	Director	March 30, 2022
Richard Rosenstock

/s/ Cheryl Cohen	Director	March 30, 2022
Cheryl Cohen

/s/ Charles Wilson	Director	March 30, 2022
Charles Wilson, Ph.D.

/s/ John Andrew Boockvar	Director	March 30, 2022
John Andrew Boockvar, Ph.D.