Form 10-Q
period 2022-03-31
Ignyte Acquisition Corp.
filed 2022-05-19
CIK 1834645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2022

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

As of May 19, 2022, there were 7,287,500 shares of the registrant’s common stock outstanding.

IGNYTE ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

IGNYTE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$208,963	$329,192
Prepaid expense and other current assets	61,315	71,319
Total current assets	270,278	400,511
Marketable securities held in Trust Account	57,511,767	57,506,299
Total Assets	$57,782,045	$57,906,810

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$517,893	$325,641
Due to related party	141,953	111,953
Promissory note - related party	80,860	—
Total current liabilities	740,706	437,594
Warrant liabilities	950,000	1,975,000
Total liabilities	1,690,706	2,412,594

Commitments and Contingencies (See Note 7)

Common stock subject to possible redemption, 5,750,000 shares at redemption value at March 31, 2022 and December 31, 2021	57,500,000	57,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 1,537,500 shares issued and outstanding (excluding 5,750,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	154	154
Additional paid-in capital	—	—
Accumulated deficit	(1,408,815)	(2,005,938)
Total stockholders’ deficit	(1,408,661)	(2,005,784)
Total Liabilities and Stockholders’ Deficit	$57,782,045	$57,906,810

The accompanying notes are an integral part of these unaudited condensed financial statements.

IGNYTE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months ended March 31,
	2022	2021
Formation and operating costs	$433,345	$198,441
Loss from operations	(433,345)	(198,441)

Other income (loss)
Change in fair value of warrants	1,025,000	(150,000)
Trust interest income	5,468	2,258
Total other income (loss)	1,030,468	(147,742)

Net income (loss)	$597,123	$(346,183)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	5,750,000	3,761,111
Basic and diluted net income (loss) per share	$0.08	$(0.07)

Basic and diluted weighted average shares outstanding, common stock	1,537,500	1,470,833
Basic and diluted net income (loss) per share	$0.08	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

IGNYTE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	1,537,500	$154	$—	$(2,005,938)	$(2,005,784)

Net income	—	—	—	597,123	597,123

Balance as of March 31, 2022	1,537,500	154	—	(1,408,815)	(1,408,661)

THREE MONTHS ENDED MARCH 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	1,537,500	$154	$26,846	$(310)	$26,690

Sale of 5,000,000 and 750,000 Units on February 1, and 2, 2021 through IPO and over-allotment, respectively	5,750,000	575	57,499,425	—	57,500,000

Sale of 2,350,000 and 150,000 Private Placement Warrants on February 1, and 2, 2021, respectively, net of fair value of warrant liabilities	—	—	50,000	—	50,000

Underwriting fee	—	—	(1,150,000)	—	(1,150,000)

Other offering expenses	—	—	(444,485)	—	(444,485)

Net loss	—	—	—	(346,183)	(346,183)

Common stock subject to possible redemption	(5,750,000)	(575)	(55,981,786)	(1,474,897)	(57,457,258)

Balance as of March 31, 2021	1,537,500	154	—	(1,821,390)	(1,821,236)

The accompanying notes are an integral part of these unaudited condensed financial statements.

IGNYTE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2022	2021
Cash flows from Operating Activities:
Net income (loss)	$597,123	$(346,183)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Decrease) increase in fair value of warrants	(1,025,000)	150,000
Interest earned on marketable securities held in Trust Account	(5,468)	(2,258)
Changes in current assets and current liabilities:
Prepaid expenses	10,004	(236,923)
Accrued offering costs and expenses	192,252	18,157
Due to related party	30,000	21,643
Net cash used in operating activities	(201,089)	(395,564)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	—	(57,500,000)
Net cash used in investing activities	—	(57,500,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	—	56,350,000
Proceeds from private placement	—	2,500,000
Proceeds from issuance of promissory note to related party	80,860	—
Repayment of promissory note to related party	—	(80,000)
Payments of offering costs	—	(317,910)
Net cash provided by financing activities	80,860	58,452,090

Net change in cash	(120,229)	556,526
Cash, beginning of the period	329,192	25,425
Cash, end of the period	$208,963	$581,951

Supplemental disclosure of noncash investing and financing activities:
Initial value of Common stock subject to possible redemption	$—	$50,150,000
Remeasurement in value of Common stock subject to possible redemption	$—	$7,352,258
Initial fair value of warrant liabilities	$—	$2,450,000

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from August 6, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below and, since the closing of the IPO, a search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

On February 2, 2021, the underwriters purchased an additional 750,000 Units to exercise their over-allotment option in full at a purchase price of $10.00 per Unit, generating gross proceeds of $7,500,000. Simultaneously with the closing of the full exercise of the over-allotment option, the Company completed the private sale of an aggregate of 150,000 Private Placement Warrants to the Sponsor, at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $150,000. A total of $7,500,000 was added to the Trust Account after the payment of $150,000 underwriting discount.

Transaction costs amounted to $1,594,485 consisting of $1,150,000 of underwriting discount and $444,485 of other offering costs. In addition, at February 2, 2021, $975,465 of cash was held outside of the Trust Account (as defined below) and has been available for working capital purposes.

Trust Account

Following the closing of the IPO, on February 1, 2021, $50,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account (“Trust Account”), and has been invested, and will only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay income tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s redemption of 100% of the outstanding Public Shares if it has not completed a Business Combination in the required time period. The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes a Business Combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had $208,963 in its operating bank account, and working capital deficit of $482,195, which excludes $11,767 of accrued Delaware franchise tax to be paid out of interest earned on the Trust Account.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of $80,000 (see Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or the Company’s officers and directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). On March 21, 2022, the Sponsor signed an agreement to provide a Working Capital Loan of $300,000 to the Company as required.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed by the Company with the SEC on March 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account were invested in money market funds.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Income Per Common Stock

The Company recognizes two classes of shares for EPS purposes, which are referred to as redeemable common stock and outstanding common stock. Earnings and losses are shared pro rata between the two classes of shares. The 5,375,000 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended March 31,
	2022		2021
	Redeemable Common Stock	Outstanding Common Stock	Redeemable Common Stock	Outstanding Common Stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$471,143	$125,980	$(248,862)	$(97,321)

Denominator:

Weighted-average shares outstanding	5,750,000	1,537,500	3,761,111	1,470,833
Basic and diluted net income (loss) per share	$0.08	$0.08	$(0.07)	$(0.07)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak and Russian military action against Ukraine on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the effects and duration of economic sanctions. These developments and the impact on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the effects and duration of economic sanctions and the resulting market downturn. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Promissory Note — Related Party

On November 20, 2020, the Company’s executive officers loaned the Company $80,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and are due at the earlier of June 30, 2021 or the closing of the IPO. The Company repaid the note in full on February 1, 2021. On March 21, 2022, the Sponsor signed an agreement to provide a Working Capital Loan of up to $300,000 to the Company as required. The Company has drawn $80,860, of which is outstanding as of March 31, 2022.

Due to Related Party

As of March 31, 2022, the amount due to related party is $141,953 and $111,953 which represent the accrual of administrative service fee of $141,643 from January 26, 2021 to March 31, 2022 and formation cost of $310 paid by David Rosenberg (the “Officer”). As of December 31, 2021, the amount due to related party is $111,953 which represents the accrual of administrative service fee from January 26, 2021 to December 31, 2021 of $111,643 and formation cost of $310 paid by the Officer.

Related Party Loans

In order to meet the Company’s working capital needs following the consummation of the IPO the Sponsor, officers, directors initial stockholders or their affiliates may, but are not obligated to, loan the Company funds (“Working Capital Loans”), from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. As of March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

Administrative Service Fee

The Company has agreed, commencing on the date of the securities of the Company are first listed on The Nasdaq Capital Market (the “Listing Date”), to pay the Sponsor $10,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company accrued $30,000 and $21,643 for the administrative service fee for the three months ended March 31, 2022 and 2021, respectively, of which $141,953 and $21,643 is recorded in accrued expenses in the accompanying condensed balance sheets as of March 31, 2022 and 2021, respectively.

Note 6 — Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$57,511,767	$57,511,767	$-	$-
	$57,511,767	$57,511,767	$-	$-
Liabilities:
Warrant liabilities-Private Placement Warrants	$950,000	$-	$-	$950,000
	$950,000	$-	$-	$950,000

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$57,506,299	$57,506,299	$-	$-
	$57,506,299	$57,506,299	$-	$-
Liabilities:
Warrant liabilities-Private Placement Warrants	$1,975,000	$-	$-	$1,975,000
	$1,975,000	$-	$-	$1,975,000

The following table sets forth a summary of the changes in the fair value of the warrant liabilities for the three months ended March 31, 2022 and for the period from February 1, 2021 through March 31, 2021:

Warrant Liability
Fair value as of December 31, 2021	$1,975,000
Change in fair value (1)	(1,025,000)
Fair value as of March 31, 2022	$950,000

Warrant Liability
Fair value as of February 1, 2021	$2,303,000
Issuance of private warrants in connection with over-allotment as of February 2, 2021	147,000
Change in fair value (1)	150,000
Fair value as of March 31, 2021	$2,600,000

(1)	Represents the non-cash gain on the change in valuation of Private Warrants and is included in the change in fair value of warrant liability on the statement of operations.

At March 31, 2022, the Public Warrants were determined to contain none of the features requiring liability treatment; therefore, the Public warrants were not included in the fair value reporting.

The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The fair value of the Private Placement Warrants were discounted to present value at March 31, 2022, utilizing the Business Combination date of September 1, 2022, as the key unobservable input. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from January 1, 2022 through March 31, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Share price	$9.84	$9.74
Volatility	6.00%	13.75%
Expected life	5.42	5.33
Risk-free rate	2.42%	1.26%
Dividend yield	-%	-%

Note 7 — Commitments and Contingencies

Registration Rights

The holders of the founders’ shares issued and outstanding on the date of the IPO, as well as the holders of the representative shares, Private Placement Warrants and any warrants the Company’s Sponsor, officers, directors or their affiliates may be issued in payment of Working Capital Loans made to the Company (and all underlying securities), will be entitled to registration rights pursuant to an agreement signed on January 27, 2021. The holders of a majority of these securities are entitled to make up to two demands that the Company registers such securities. The holders of the majority of the founders’ shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the representative shares, Private Placement Warrants and warrants issued to the Company’s Sponsor, officers, directors or their affiliates in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. Notwithstanding anything to the contrary, EarlyBirdCapital Inc. (“EarlyBirdCapital”) may only make a demand on one occasion and only during the five-year period beginning on the Effective Date of the registration statement of which the IPO forms a part. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of a Business Combination; provided, however, that EarlyBirdCapital may participate in a “piggyback” registration only during the seven-year period beginning on the Effective Date of the registration statement of which the IPO forms a part. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. On August 12, 2020, the Sponsor paid $25,000, or approximately $0.02 per share, to cover certain offering costs in consideration for 1,437,500 shares of Common Stock, par value $0.0001. Of the 1,437,500 shares of common stock, an aggregate of up to 187,500 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the IPO. On February 2, 2021, the underwriter exercised its over-allotment option in full, hence, the 187,500 Founder Shares are no longer subject to forfeiture since then. In August 2020, the Company also issued to designees of EarlyBirdCapital an aggregate of 100,000 shares of common stock (“representative shares”), at a price of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 1,537,500 shares of common stock issued and outstanding.

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

Note 9 — Subsequent Events

As previously disclosed on the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2022, onApril 28, 2022, the Company entered into that certain Business Combination Agreement dated as of April 28, 2022 (the “Business Combination Agreement”), by and among the Company, Ignyte Korea Co., Ltd., a corporation organized under the laws of the Republic of Korea and a wholly-owned subsidiary of the Company (“Korean Sub”), and Peak Bio Co., Ltd., a corporation organized under the laws of the Republic of Korea (“Target”) pursuant to which the (i) stockholders of the Target will transfer their respective shares of common stock of Target, par value KRW 500 per share (the “Target Common Stock”), to Korean Sub in exchange for shares of common stock of the Company (the “Company Common Stock”) held by Korean Sub, and (ii) in the course of such share swap, Korean Sub will distribute the shares of Target Common Stock to the Company in consideration of Company Common Stock (which will in-turn be delivered to the stockholders of the Target as described in (i) above ((i) and (ii), collectively, the “Share Swap”, together with the other transactions contemplated by the Business Combination Agreement, the “Proposed Transactions”). Upon consummation of the Share Swap, the Target will become a direct wholly-owned subsidiary of the Company. Upon consummation of the Proposed Transactions, the Company will be renamed Peak Bio, Inc.

Concurrently with the execution and delivery of the Business Combination Agreement, (i) certain existing accredited investors and institutional accredited investors (the “PIPE Investors”) and the Company will enter into separate subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors have committed to subscribe for and purchase of up to 2,550,000 shares (inclusive of the shares to be issued pursuant to the Key Company Stockholder Forward Purchase Agreement as described below) of Company Common Stock (the “PIPE Shares”) at a purchase price per share of $10.00; and (ii) the Company and Hoyoung Huh (the “Key Company Stockholder”) will enter into a forward purchase agreement substantially (the “Key Company Stockholder Forward Purchase Agreement”), pursuant to which the Key Company Stockholder will, upon the terms and subject to the conditions set forth in the Key Company Stockholder Forward Purchase Agreement, including, but not limited to the receipt of margin financing within 180 days following Closing, purchase shares of Company Common Stock at a purchase price of $10.00 per share in a private placement for up to an aggregate amount of $10,000,000, subject to the conditions set forth in the Key Company Stockholder Forward Purchase Agreement. The purchase of the PIPE Shares will be consummated concurrently with the closing of the Proposed Transactions.

In addition, concurrently with the execution of the Business Combination Agreement, the Sponsor will enter into a Sponsor Support Agreement with the Company and the Target (the “Sponsor Support Agreement”), pursuant to which the Sponsor agreed to vote its shares of Company Common Stock in favor of the approval and adoption of the Proposed Transactions. Additionally, the Sponsor has agreed, among other things, not to enter into any agreement that is inconsistent with the Sponsor Support Agreement. The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustments or disclosure in the condensed financial statements.

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

Results of Operations

Our entire activity since inception up to March 31, 2022 relates to our formation, the IPO and, since the closing of the IPO, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2022, we had net income of $597,123, which consisted of $5,468 in interest earned on marketable securities held in the Trust Account, and $1,025,000 in unrealized gain on the change in fair value of warrants, offset by $433,345 in formation and operating costs.

For the three months ended March 31, 2021, we had net loss of $346,183, which consisted of $2,258 in interest earned on marketable securities held in the Trust Account, $150,000 in unrealized loss on change in fair value of warrants, and $198,441 in formation and operating costs.

Liquidity and Capital Resources

As of March 31, 2022, we had $208,963 in its operating bank account, and working capital deficit of $482,195, which excludes $11,767 of accrued Delaware franchise tax to be paid out of interest earned on the Trust Account.

Prior to the completion of the IPO, our liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of $80,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or our officers and directors or their affiliates may, but are not obligated to, provide us Working Capital Loans (see Note 5). On March 21, 2022, our Sponsor signed an agreement to provide a Working Capital Loan of $300,000 to us as required.

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

Warrant Liabilities

We account for the Warrants, as either equity or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in FASB ASC 815, Derivatives and Hedging ASC 815. The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the our own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of issuance of the Warrants and will continue as of each subsequent quarterly period end date while the Warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as an unrealized gain or loss on the statements of operations.

We account for the Private Warrants in accordance with ASC 815-40 under which the Private Warrants do not meet the criteria for equity classification and must be recorded as liabilities. The fair value of the Private Warrants has been estimated using the Modified Black Scholes model.

We evaluated the Public Warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that they met the criteria for equity classification and are required to be recorded as part a component of additional paid-in capital at the time of issuance.

Common Stock Subject to Possible Redemption

All of the 5,750,000 shares of common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with the business combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Therefore, all common stock, excluding the founder shares, has been classified outside of permanent equity.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Common Stock

We recognize two classes of shares for earnings per share purposes, which are referred to as redeemable common stock and outstanding common stock. Earnings and losses are shared pro rata between the two classes of shares. The 5,375,000 potential common shares for outstanding warrants to purchase our stock were excluded from diluted earnings per share for the three months ended March 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, have been invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, specifically its warrants and ordinary shares subject to redemption. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2021, management identified a material weakness in internal controls related to the Company’s accounting for complex financial instruments, specifically its warrants and during the third quarter identified a material weakness in internal control relating to the classification of ordinary shares subject to redemption, which material weakness continued to exist during the most recent fiscal quarter ended March 31, 2022. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022. As of the date of this Report there have been no material changes to the risk factors disclosed in our most recent Annual Report filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of April 28, 2022, by and among Ignyte Acquisition Corp., Ignyte Korea Co., Ltd. and Peak Bio Co., Ltd (1)
10.1	Form of Subscription Agreement (1)
10.2	Form of Key Company Stockholder Forward Purchase Agreement, dated as of April 28, 2022, by and between Ignyte Acquisition Corp. and Hoyoung Huh (1)
10.3	Sponsor Support Agreement, dated as of April 28, 2022, by and between Ignyte Acquisition Corp. and Ignyte Sponsor LLC (1)
31.1*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on April 29, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGNYTE ACQUISITION CORP.

Date: May 19, 2022	By:	/s/ David Rosenberg
David Rosenberg
Co-Chief Executive Officer (Principal Executive Officer)

IGNYTE ACQUISITION CORP.

Date: May 19, 2022	By:	/s/ David Strupp
David Strupp
Co-Chief Executive Officer (Co-Principal Executive Officer)

IGNYTE ACQUISITION CORP.

Date: May 19, 2022	By:	/s/ Steven Kaplan
Steven Kaplan
Chief Financial Officer (Principal Financial and Accounting Officer)