Form 10-Q
period 2022-06-30
Ignyte Acquisition Corp.
filed 2022-08-15
CIK 1834645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended June 30, 2022
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
of the Act).    Yes  ☒    No  ☐
As of August
15
, 2022, there were 7,287,500 shares of the registrant’s common stock outstanding.

IGNYTE ACQUISITION CORP.
Quarterly Report on Form
10-Q

i

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
IGNYTE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$44,664	$329,192
Prepaid expense and other current assets	170,583	71,319

Total current assets	215,247	400,511
Marketable securities held in Trust Account	57,587,990	57,506,299

Total Assets	$57,803,237	$57,906,810

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$1,013,668	$325,641
Due to related party	171,953	111,953
Promissory note - related party	298,210	—

Total current liabilities	1,483,831	437,594
Warrant liabilities	550,000	1,975,000

Total liabilities	2,033,831	2,412,594

Commitments and Contingencies (See Note 7)
Common stock subject to possible redemption, 5,750,000 shares at redemption value at June 30, 2022 and December 31, 2021	57,500,000	57,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 1,537,500 shares issued and outstanding (excluding 5,750,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	154	154
Additional paid-in capital	—	—
Accumulated deficit	(1,730,748)	(2,005,938)

Total stockholders’ deficit	(1,730,594)	(2,005,784)

Total Liabilities and Stockholders’ Deficit	$57,803,237	$57,906,810

The accompanying notes are an integral part of these unaudited condensed financial statements.

IGNYTE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Formation and operating costs	$798,156	$110,980	$1,231,501	$309,421

Loss from operations	(798,156)	(110,980)	(1,231,501)	(309,421)

Other income
Change in fair value of warrants	400,000	725,000	1,425,000	575,000
Trust interest income	76,223	2,087	81,691	4,345

Total other income	476,223	727,087	1,506,691	579,345

Net income (loss)	$(321,933)	$616,107	$275,190	$269,924

Basic and diluted weighted average shares outstanding, common stock subject to redemption	1,537,500	5,750,000	5,750,000	4,143,646

Basic and diluted net income (loss) per share	$(0.07)	$0.08	$0.04	$0.05

Basic and diluted weighted average shares outstanding, common stock	2.890,884	1,537,500	1,537,500	1,504,351

Basic and diluted net income (loss) per share	$(0.07)	$0.08	$0.04	$0.05

The accompanying notes are an integral part of these unaudited condensed financial statements.

IGNYTE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2022	1,537,500	$154	$—	$(2,005,938)	$(2,005,784)
Net income	—	—	—	597,123	597,123

Balance as of March 31, 2022	1,537,500	154	—	(1,408,815)	(1,408,661)
Net loss	—	—	—	(321,933)	(321,933)

Balance as of June 30, 2022	1,537,500	154	—	(1,730,748)	(1,730,594)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	1,537,500	$154	$26,846	$(310)	$26,690
Sale of 5,000,000 and 750,000 Units on February 1, and 2, 2021 through IPO and over-allotment, respectively	5,750,000	575	57,499,425	—	57,500,000
Sale of 2,350,000 and 150,000 Private Placement Warrants on February 1, and 2, 2021, respectively, net of fair value of warrant liabilities	—	—	50,000	—	50,000
Underwriting fee	—	—	(1,150,000)	—	(1,150,000)
Other offering expenses	—	—	(444,485)	—	(444,485)
Net loss	—	—	—	(346,183)	(346,183)
Common stock subject to possible redemption	(5,750,000)	(575)	(55,981,786)	(1,474,897)	(57,457,258)

Balance as of March 31, 2021	1,537,500	154	—	(1,821,390)	(1,821,236)
Net income	—	—	—	616,107	616,107
Remeasurement in value of common stock subject to possible redemption	—	—	—	(2,087)	(2,087)

Balance as of June 30, 2021	1,537,500	154	—	(1,207,370)	(1,207,216)

The accompanying notes are an integral part of these unaudited condensed financial statements.

IGNYTE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2022	2021
Cash flows from Operating Activities:
Net income	$275,190	$269,924
Adjustments to reconcile net income to net cash used in operating activities:
increase in fair value of warrants	(1,425,000)	(575,000)
Interest earned on marketable securities held in Trust Account	(81,691)	(4,345)
Changes in current assets and current liabilities:
Prepaid expenses	(99,264)	(181,923)
Accrued offering costs and expenses	688,027	12,656
Due to related party	60,000	51,643

Net cash used in operating activities	(582,738)	(427,045)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	—	(57,500,000)

Net cash used in investing activities	—	(57,500,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	—	56,350,000
Proceeds from private placement	—	2,500,000
Proceeds from issuance of promissory note to related party	298,210	—
Repayment of promissory note to related party	—	(80,000)
Payments of offering costs	—	(317,910)

Net cash provided by financing activities	298,210	58,452,090

Net change in cash	(284,528)	525,045
Cash, beginning of the period	329,192	25,425

Cash, end of the period	$44,664	$550,470

Supplemental disclosure of noncash investing and financing activities:
Initial value of Common stock subject to possible redemption	$—	$51,150,000

Remeasurement in value of Common stock subject to possible redemption	$—	$7,354,345

Initial fair value of warrant liabilities	$—	$2,450,000

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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from August 6, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below and, since the closing of the IPO, a search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
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
Business Combination Agreement
As previously disclosed on the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2022, on April 28, 2022, the Company entered into that certain Business Combination Agreement dated as of April 28, 2022 (the “Business Combination Agreement”), by and among the Company, Ignyte Korea Co., Ltd., a corporation organized under the laws of the Republic of Korea and a wholly-owned subsidiary of the Company (“Korean Sub”), and Peak Bio Co., Ltd., a corporation organized under the laws of the Republic of Korea (“Target”) pursuant to which the (i) stockholders of the Target will transfer their respective shares of common stock of Target, par value KRW 500 per share (the “Target Common Stock”), to Korean Sub in exchange for shares of common stock of the Company (the “Company Common Stock”) held by Korean Sub, and (ii) in the course of such share swap, Korean Sub will distribute the shares of Target Common Stock to the Company in consideration of Company Common Stock (which will in-turn be delivered to the stockholders of the Target as described in (i) above ((i) and (ii), collectively, the “Share Swap”, together with the other transactions contemplated by the Business Combination Agreement, the “Proposed Transactions”). Upon consummation of the Share Swap, the Target will become a direct wholly-owned subsidiary of the Company. Upon consummation of the Proposed Transactions, the Company will be renamed Peak Bio, Inc.
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
Liquidity and Capital Resources
As of June 30, 2022, the Company had $44,664 in its operating bank account and working capital deficit of $1,356,574, which excludes $87,990 of accrued Delaware franchise tax to be paid out of interest earned on the Trust Account.
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
Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. However, the Working Capital Loans, as defined in Note 5, will provide additional flexibility to continue our identification and pursuit of potential business combination targets. Over this time period, the Company will be using available funds, including those from the Working Capital Loans, for the purpose of paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
As of June 30, 2022 and December 31, 2021, the assets held in the Trust Account were invested in money market funds.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Net Income (Loss) Per Common Stock
The Company recognizes two classes of shares for EPS purposes, which are referred to as redeemable common stock and outstanding common stock. Earnings and losses are shared pro rata between the two classes of shares. The 5,375,000 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended June 30,
	2022		2021
	Redeemable Common Stock	Outstanding Common Stock	Redeemable Common Stock	Outstanding Common Stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$(210,160)	$(111,773)	$486,122	$129,985
Denominator:
Weighted-average shares outstanding	2,890,884	1,535,500	5,750,000	1,537,500

Basic and diluted net income (loss) per share	$(0.07)	$(0.07)	$0.08	$0.08

	For the Six Months Ended June 30,
	2022		2021
	Redeemable Common Stock	Outstanding Common Stock	Redeemable Common Stock	Outstanding Common Stock
Basic and diluted net income per share:
Numerator:
Allocation of net income	$217,131	$58,059	$198,029	$71,895
Denominator:
Weighted-average shares outstanding	5,750,000	1,537,500	4,143,646	1,504,351

Basic and diluted net income per share	$0.04	$0.04	$0.05	$0.05

Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of the ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to temporary equity upon the completion of the IPO. Accordingly, as of February 1, 2021, offering costs in the aggregate of $1,594,485 have been charged to temporary equity (consisting of $1,150,000 of underwriting discount and $444,485 of other offering costs).
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
paid-in
capital at the time of issuance.
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three months and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability, changes in fair value in the PIPE derivative liability, and the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months

Risks and Uncertainties
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
Promissory Note — Related Party
On November 20, 2020, the Company’s executive officers loaned the Company $80,000 to be used for a portion of the expenses of the IPO. These loans were non-interest
bearing, unsecured and are due at the earlier of June 30, 2021 or the closing of the IPO. The Company repaid the note in full on February 1, 2021. On March 21, 2022, the Sponsor signed an agreement to provide a Working Capital Loan of up to $300,000 to the Company as required. The Company has drawn $298,210 of the $300,000 Working Capital Loan
, of which $298,210 is outstanding
as of June 30, 2022.
Due to Related Party
As of June 30, 2022, the amount due to related party is $171,953 which represent the accrual of administrative service fee of $171,643 from January 26, 2021 to June 30, 2022 and formation cost of $310 paid by David Rosenberg (the “Officer”). As of December 31, 2021, the amount due to related party is $111,953 which represents the accrual of administrative service fee from January 26, 2021 to December 31, 2021 of $111,643 and formation cost of $310 paid by the Officer.
Related Party Loans
In order to meet the Company’s working capital needs following the consummation of the IPO the Sponsor, officers, directors initial stockholders or their affiliates may, but are not obligated to, loan the Company funds (“Working Capital Loans”), from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. As of June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.
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
Administrative Service Fee
The Company has agreed, commencing on the date of the securities of the Company are first listed on The Nasdaq Capital Market (the “Listing Date”), to pay the Sponsor $10,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company accrued $30,000 and $60,000 for the administrative service fee for the three and six months ended June 30, 2022 and 2021, respectively, of which $171,643 and $51,953 is recorded in accrued expenses in the accompanying condensed balance sheets as of June 30, 2022 and 2021, respectively.

Note 6 — Recurring Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$57,587,990	$57,587,990	$—	$—

	$57,587,990	$57,587,990	$—	$—

Liabilities:
Warrant liabilities-Private Placement Warrants	$550,000	$—	$—	$550,000

	$550,000	$—	$—	$550,000

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$57,506,299	$57,506,299	$—	$—

	$57,506,299	$57,506,299	$—	$—

Liabilities:
Warrant liabilities-Private Placement Warrants	$1,975,000	$—	$—	$1,975,000

	$1,975,000	$—	$—	$1,975,000

The following table sets forth a summary of the changes in the fair value of the warrant liabilities for the three and six months ended June 30, 2022 and for the period from February 1, 2021 through June 30, 2021:

Warrant Liability
Fair value as of December 31, 2021	$1,975,000
Change in fair value (1)	(1,025,000)

Fair value as of March 31, 2022	$950,000
Change in fair value (1)	(400,000)

Fair value as of June 30, 2022	$550,000

Warrant Liability
Fair value as of February 1, 2021	$2,303,000
Issuance of private warrants in connection with over-allotment as of February 2, 2021	147,000
Change in fair value (1)	150,000

Fair value as of March 31, 2021	$2,600,000
Change in fair value (1)	(725,000)

Fair value as of June 30, 2021	$1,875,000

(1)	Represents the non-cash gain on the change in valuation of Private Warrants and is included in the change in fair value of warrant liability on the statement of operations.
At June 30, 2022, the Public Warrants were determined to contain none of the features requiring liability treatment; therefore, the Public warrants were not included in the fair value reporting.
The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The fair value of the Private Placement Warrants were discounted to present value at June 30, 2022, utilizing the Business Combination date of September 1, 2022, as the key unobservable input. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from January 1, 2022 through June 30, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Share price	$9.86	$9.74
Volatility	2.75%	13.75%
Expected life	5.50	5.33
Risk-free rate	3.01%	1.26%
Dividend yield	-%	-%
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
In connection with the pending Business Combination, two purported stockholders have sent a demand letter. No amount of damages is stated in the demand letter. The Company believes that the threatened lawsuit is without merit and, if filed, the Company intends to defend the matters vigorously. The Company is currently unable to reasonably determine the outcome of any potential litigation or estimate any potential losses, and, as such, have not recorded a loss contingency. There is no other material litigation, arbitration or governmental proceedings currently pending against the Company or any members of its management team in their capacity as such.
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
Note 8 — Stockholders’ Equity
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Common Stock
— The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. On August 12, 2020, the Sponsor paid $25,000, or approximately $0.02 per share, to cover certain offering costs in consideration for 1,437,500 shares of Common Stock, par value $0.0001. Of the 1,437,500 shares of common stock, an aggregate of up to 187,500 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the IPO. On February 2, 2021, the underwriter exercised its over-allotment option in full, hence, the 187,500 Founder Shares are no longer subject to forfeiture since then. In August 2020, the Company also issued to designees of EarlyBirdCapital an aggregate of 100,000 shares of common stock (“representative shares”), at a price of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 1,537,500 shares of common stock issued and outstanding.

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
We leverage the more than nine decades of combined operational and financial experience of our management team and board of directors who are both established healthcare entrepreneurs and sophisticated investors. We believe our extensive industry experience and proven ability to source, acquire, grow and revitalize companies will provide our management team with a robust and consistent flow of acquisition opportunities. Our management team and board’s broad relationships across multiple networks, including leading healthcare company founders, executives of private and public companies, leading M&A investment banks and private equity firms, as well as their ability to engage early with founder-led

businesses represents a differentiated advantage to successfully source transaction opportunities. Our team has been immersed in the same ecosystem as the current founders of private companies who are making decisions on how to build currency for future growth and monetization.
While we may pursue an initial business combination target in any business, industry or geographical location, we are focusing our search primarily within the healthcare sector. We are capitalizing on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team and board’s established relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments and has done so successfully in several sectors, particularly in healthcare businesses.
Results of Operations
Our entire activity since inception up to June 30, 2022 relates to our formation, the IPO and, since the closing of the IPO, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2022, we had net loss of $321,933, which consisted of $798,156 in formation and operating costs, offset by $76,223 in interest earned on marketable securities held in the Trust Account, and $400,000 in unrealized gain on the change in fair value of warrants.
For the six months ended June 30, 2022, we had net income of $275,190, which consisted of $81,691 in interest earned on marketable securities held in the Trust Account, and $1,425,000 in unrealized gain on the change in fair value of warrants, offset by $1,231,501 in formation and operating costs.
For the three months ended June 30, 2021, we had net income of $616,107, which consisted of $2,087 in interest earned on marketable securities held in the Trust Account, $725,000 in unrealized gain on change in fair value of warrants, and $110,980 in formation and operating costs.
For the six months ended June 30, 2021, we had net income of $269,924, which consisted of $4,345 in interest earned on marketable securities held in the Trust Account, $575,000 in unrealized gain on change in fair value of warrants, and $309,421 in formation and operating costs.
Liquidity and Capital Resources
As of June 30, 2022, we had $44,664 in its operating bank account and working capital deficit of $1,356,574, which excludes $87,990 of accrued Delaware franchise tax to be paid out of interest earned on the Trust Account.
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
Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. However, the Working Capital Loans, as defined in Note 5, will provide additional flexibility to continue our identification and pursuit of potential business combination targets. Over this time period, the Company will be using available funds, including those from the Working Capital Loans, for the purpose of paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
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
Net Income (Loss) Per Common Stock
We recognize two classes of shares for earnings per share purposes, which are referred to as redeemable common stock and outstanding common stock. Earnings and losses are shared pro rata between the two classes of shares. The 5,375,000 potential common shares for outstanding warrants to purchase our stock were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income per common share for the periods.
Off-Balance
Sheet Arrangements
As of June 30, 2022, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, have been invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, due to the events that led to the Company’s restatement of its financial statements to reclassify all complex financial instruments to temporary equity from permanent equity and over-allotment liability, during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness for complex financial instruments, as described above. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

No.	Description of Exhibit

31.1*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filedherewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGNYTE ACQUISITION CORP.

Date: August 15, 2022	By:	/s/ David Rosenberg
David Rosenberg
Co-Chief Executive Officer (Principal Executive Officer)

IGNYTE ACQUISITION CORP.

Date: August 15, 2022	By:	/s/ David Strupp
David Strupp
Co-Chief Executive Officer (Co-Principal Executive Officer)

IGNYTE ACQUISITION CORP.

Date: August 15, 2022	By:	/s/ Steven Kaplan
Steven Kaplan
Chief Financial Officer (Principal Financial and Accounting Officer)