Form 10-Q
period 2022-09-30
Peak Bio, Inc.
filed 2022-11-21
CIK 1834645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
Number:001-39951

Peak Bio, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-2448157
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3350 W. Bayshore Rd., Suite 100 Palo Alto, CA	94303
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:
(650)549-9103
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	PKBO	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	PKBOW	The Nasdaq Stock Market LLC
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller Reporting Company	☒

		Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Act).    Yes  ☐    No
☒
As of

November 21, 2022, there
 were 20,058,486 shares of the registrant’s common stock outstanding.

PEAK BIO, INC.

F/K/A IGNYTE ACQUISITION CORP.

Quarterly Report on Form 10-Q

INTRODUCTORY NOTE

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to the “Company,” “Ignyte,” “we,” “us,” our,” and similar terms refer to Peak Bio, Inc., a Delaware corporation formerly known as Ignyte Acquisition Corp. (“Ignyte”).

On November 1, 2022, we consummated the previously announced Business Combination (pursuant to that certain Business Combination Agreement, dated as of April 28, 2022, by and among the Company, Peak Bio Co., Ltd., a corporation organized the laws of the Republic of Korea (“Peak Bio”) and Ignyte Korea Co., Ltd. a corporation organized under the laws of the Republic of Korea, the “Business Combination Agreement”). Pursuant to the terms of the Business Combination Agreement, a business combination (herein referred to as the “Business Combination”) between the Company and Peak Bio was effected through the Share Swap (as such term is defined in the Business Combination Agreement) resulting in Peak Bio as a wholly-owned subsidiary of the Company. In connection with the Business Combination, the Company changed its name from Ignyte Acquisition Corp. to Peak Bio, Inc.

Except as otherwise expressly provided herein, the information in this Quarterly Report on Form 10-Q does not reflect the consummation of the Business Combination which, as discussed above, occurred subsequent to the period covered hereunder.

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
PEAK BIO, INC.
F/K/A IGNYTE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$75,974	$329,192
Prepaid expense and other current assets	60,708	71,319

Total current assets	136,682	400,511
Marketable securities held in Trust Account	57,849,285	57,506,299

Total Assets	$57,985,967	$57,906,810

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$1,478,152	$325,641
Due to related party	201,953	111,953
Promissory note - related party	399,380	—
Income tax payable	8,083	—

Total current liabilities	2,087,568	437,594
Warrant liabilities	300,000	1,975,000

Total liabilities	2,387,568	2,412,594

Commitments and Contingencies (See Note 7)
Common stock subject to possible redemption, 5,750,000 shares at redemption value at September 30, 2022 and December 31, 2021	57,528,802	57,500,000

Stockholders’ Deficit
Preferred stock, $ 0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 1,537,500 shares issued and outstanding (excluding 5,750,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	154	154
Additional paid-in capital	—	—
Accumulated deficit	(1,930,557)	(2,005,938)

Total stockholders’ deficit	(1,930,403)	(2,005,784)

Total Liabilities and Stockholders’ Deficit	$57,985,967	$57,906,810

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEAK BIO, INC.
F/K/A IGNYTE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Formation and operating costs	$674,219	$104,370	$1,905,720	$413,791
Loss from operations	(674,219)	(104,370)	(1,905,720)	(413,791)
Other income:
Change in fair value of warrants	250,000	225,000	1,675,000	800,000
Trust interest income	261,295	739	342,986	5,084
Total other income	511,295	225,739	2,017,986	805,084
(Loss) income before provision for income taxes	(162,924)	121,369	112,266	391,293
P rovision for income taxes	(8,083)	—	(8,083)	—

Net (loss) income	$(171,007)	$121,369	$104,183	$391,293

Basic and diluted weighted average shares outstanding, common stock subject to redemption	5,750,000	5,750,000	5,750,000	5,076,007

Basic and diluted net (loss) income per share	$(0.02)	$0.02	$0.01	$0.06

Basic and diluted weighted average shares outstanding, common stock	1,537,500	1,537,500	1,537,500	1,537,500

Basic and diluted net (loss) income per share	$(0.02)	$0.02	$0.01	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEAK BIO, INC.
F/K/A IGNYTE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2022	1,537,500	$154	$—	$(2,005,938)	$(2,005,784)
Net income	—	—	—	597,123	597,123

Balance as of March 31, 2022	1,537,500	154	—	(1,408,815)	(1,408,661)
Net loss	—	—	—	(321,933)	(321,933)

Balance as of June 30, 2022	1,537,500	154	—	(1,730,748)	(1,730,594)
Remeasurement in value of common stock subject to possible redemption	—	—	—	(28,802)	(28,802)
Net loss	—	—	—	(171,007)	(171,007)
Balance as of September 30, 2022	1,537,500	$154	$—	$(1,930,557)	$(1,930,403)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	1,537,500	$154	$26,846	$(310)	$26,690
Sale of 5,000,000 and 750,000 Units on February 1, and 2, 2021 through IPO and over-allotment, respectively	5,750,000	575	57,499,425	—	57,500,000
Sale of 2,350,000 and 150,000 Private Placement Warrants on February 1, and 2, 2021, respectively, net of fair value of warrant liabilities	—	—	50,000	—	50,000
Underwriting fee	—	—	(1,150,000)	—	(1,150,000)
Other offering expenses	—	—	(444,485)	—	(444,485)
Net loss	—	—	—	(346,183)	(346,183)
Common stock subject to possible redemption	(5,750,000)	(575)	(55,981,786)	(1,474,897)	(57,457,258)

Balance as of March 31, 2021	1,537,500	154	—	(1,821,390)	(1,821,236)
Net income	—	—	—	616,107	616,107
Remeasurement in value of common stock subject to possible redemption	—	—	—	(2,087)	(2,087)

Balance as of June 30, 2021	1,537,500	154	—	(1,207,370)	(1,207,216)
Remeasurement in value of common stock subject to possible redemption	—	—	—	(739)	(739)
Net income	—	—	—	121,369	121,369
Balance as of September 30, 2021 (unaudited)	1,537,500	$154	$—	$(1,086,740)	$(1,086,586)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEAK BIO, INC.
F/K/A IGNYTE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2022	2021
Cash flows from Operating Activities:
Net income	$104,183	$391,293
Adjustments to reconcile net income to net cash used in operating activities:
Increase (decrease) in fair value of warrants	(1,675,000)	(800,000)
Interest earned on marketable securities held in Trust Account	(342,986)	(5,084)
Changes in current assets and current liabilities:
Prepaid expenses	10,611	(126,319)
Accrued offering costs and expenses	1,152,511	10,156
Income tax payable	8,083	—
Due to related party	90,000	81,643

Net cash used in operating activities	(652,598)	(448,311)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	—	(57,500,000)

Net cash used in investing activities	—	(57,500,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	—	56,350,000
Proceeds from private placement	—	2,500,000
Proceeds from issuance of promissory note to related party	399,380	—
Repayment of promissory note to related party	—	(80,000)
Payments of offering costs	—	(317,910)

Net cash provided by financing activities	399,380	58,452,090

Net change in cash	(253,218)	503,779
Cash, beginning of the period	329,192	25,425

Cash, end of the period	$75,974	$529,204

Supplemental disclosure of noncash investing and financing activities:
Initial value of Common stock subject to possible redemption	$—	$50,150,000

Remeasurement in value of Common stock subject to possible redemption	$28,802	$7,355,084

Initial fair value of warrant liabilities	$—	$2,450,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEAK BIO, INC.
F/K/A IGNYTE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 — Organization and Business Operations
Organization and General prior to the Business Combination
Peak Bio, Inc. F/K/A Ignyte Acquisition Corp. (the “Company”) was incorporated as a Delaware corporation on August 6, 2020. The Company was incorporated for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”).
The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from August 6, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below and, since the closing of the IPO, a search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
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

Business Combination with Peak Bio Co., Ltd.
As previously disclosed on the Company’s Current Report on Form
8-K
filed with the Securities and Exchange Commission (the “SEC”) on April 29, 2022, on April 28, 2022, the Company entered into that certain Business Combination Agreement dated as of April 28, 2022 (the “Business Combination Agreement”), by and among the Company, Ignyte Korea Co., Ltd., a corporation organized under the laws of the Republic of Korea and a wholly-owned subsidiary of the Company (“Korean Sub”), and Peak Bio Co., Ltd., a corporation organized under the laws of the Republic of Korea (“Peak Bio”).

On October 25, 2022, Ignyte held a special meeting of its stockholders (the “Special Meeting”) at which Ignyte’s stockholders voted to approve the proposals outlined in the definitive proxy statement, filed with the SEC on October 7, 2022 (the “Proxy Statement”), including, among other things, the adoption of the Business Combination Agreement. On November 1, 2022 (the “Closing Date”), as contemplated by the Business Combination Agreement and described in the section of the Proxy Statement entitled “Proposal No. 1 - The Business Combination Proposal” beginning on page 138 of the Proxy Statement, Ignyte consummated the transactions contemplated by the Business Combination Agreement, whereby the Share Swap (as defined in the Business Combination Agreement) was consummated, resulting in Peak Bio becoming a wholly-owned subsidiary of the Company (the “Business Combination”).
Pursuant to the Business Combination Agreement, the Company issued the following securities:

•
Holders of existing shares of common stock, par value KRW 500 per share, of Peak Bio received an aggregate of 17,295,044 shares of the Company’s common stock, calculated based on the exchange ratio of 2.07188599 (the “Exchange Ratio”) pursuant to the Business Combination Agreement for each share of Peak Bio’s common stock held at the Effective Time (as defined in the Business Combination Agreement);

•
An aggregate of 635,229 shares of the Company’s common stock in connection with the PIPE Investment (as defined in the Business Combination Agreement) and those certain Payment Agreements, each dated as of November 1, 2022, as previously disclosed on the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022;

•	An aggregate of 445,545 warrants to purchase shares of the Company’s common stock in connection with the PIPE Investment (as defined in the Business Combination Agreement); and

•
Each Peak Bio option that was outstanding immediately prior to the Effective Time was assumed by the Company and converted into an option to purchase that number of shares of the Company’s common stock calculated based on the Exchange Ratio; accordingly, holders of Peak Bio options received options to acquire an aggregate of 1,750,967 shares of the Company’s common stock pursuant to the Exchange Ratio.

In connection with the Special Meeting and the Business Combination, the holders of 5,159,287 shares of Ignyte common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.07, for an aggregate redemption amount of approximately $51,978,834.
Immediately after giving effect to the Business Combination, there were 20,058,486 issued and outstanding shares of the Company’s common stock. Following the closing of the Business Combination, the Peak Bio stockholders hold approximately 86.22% of the outstanding shares of the Company’s common stock, and Peak Bio became a wholly-owned subsidiary of the Company. Ownership of the Company’s common stock by various constituents immediately after giving effect to the Business Combination is as follows:

•
The Company’s current directors and executive officers beneficially own 9,378,710 shares of the Company’s common stock, which represents approximately 46.7% of the outstanding shares of the Company’s common stock;

•	The Sponsor owns 1,514,700 shares of the Company’s common stock, which represents approximately 7.6% of the outstanding shares of the Company’s common stock; and

•	The Peak Bio stockholders own 17,295,044 shares of the Company’s common stock, which represents approximately 86.22% of the outstanding shares of the Company’s common stock.
The Units Ignyte sold in its IPO separated into their component securities upon consummation of the Business Combination and, as a result, no longer trade as a separate security and were delisted from the Nasdaq Stock Market LLC (“Nasdaq”). On November 2, 2022, the Company’s common stock and the Company’s public warrants that were a component of the Units sold in the IPO began trading on the Nasdaq Capital market under symbols “PKBO” and “PKBOW,” respectively.
The foregoing description of the Business Combination does not purport to be complete and is qualified in its entirety by the full text of the Business Combination Agreement, which is attached as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on November 7, 2022 and is incorporated herein by reference.
Liquidity and Capital Resources
As of September 30, 2022, the Company had $75,974 in its operating bank account and working capital deficit of $1,629,184, which excludes $320,483 of accrued Delaware franchise tax to be paid out of interest earned on the Trust Account.
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
 On September 20, 2022, the Sponsor signed an agreement to provide a Working Capital Loan of up to $100,000 to the Company as required.
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 2, 2022 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 2, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by November 2, 2022. As of November 2, 2022, substantial doubt about our ability to continue as a going concern was alleviated due to the closing of a business combination.
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

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form10-K for the year ended December 31, 2021, filed by the Company with the SEC on March 31, 2022.
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

Use of Estimates
The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
As of September 30, 2022 and December 31, 2021, the assets held in the Trust Account were invested in money market funds.
Fair Value Measurements
Financial Accounting Standards Board (“FASB”) ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.
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
The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820 approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid assets, and accounts payable are estimated to approximate the carrying values as of December 31, 2021 due to the short maturities of such instruments.

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Net Income (Loss) Per Common Stock
The Company recognizes two classes of shares for EPS purposes, which are referred to as redeemable common stock and outstanding common stock. Earnings and losses are shared pro rata between the two classes of shares. The 5,375,000 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended September 30,
	2022		2021
	Redeemable Common Stock	Outstanding Common Stock	Redeemable Common Stock	Outstanding Common Stock
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(134,928)	$(36,079)	$95,763	$25,606
Denominator:
Weighted-average shares outstanding	5,750,000	1,537,500	5,750,000	1,537,500

Basic and diluted net (loss) income per share	$(0.02)	$(0.02)	$0.02	$0.02

	For the Nine Months Ended September 30,
	2022		2021
	Redeemable Common Stock	Outstanding Common Stock	Redeemable Common Stock	Outstanding Common Stock
Basic and diluted net income per share:
Numerator:
Allocation of net income	$82,203	$21,980	$300,326	$90,967
Denominator:
Weighted-average shares outstanding	5,750,000	1,537,500	5,076,007	1,537,500

Basic and diluted net income per share	$0.01	$0.01	$0.06	$0.06

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
Warrant Liabilities
The Company accounts for the Public Warrants and Private Warrants (as defined in Notes 3 and 4) collectively (“Warrants”), as either equity or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own common stocks and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.
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
capital at the time of issuance.
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (4.96)% and 0% for the three months ended September 30, 2022 and 2021, respectively, and 7.20% and 0% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability, changes in fair value in the PIPE derivative liability, and the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
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

•
if, and only if, the reported last sale price of the Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations) for any 20 trading days within a
30-tradingday
period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

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
The founders’ shares were placed into an escrow account maintained in New York, New York by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions, these shares will not be transferred, assigned, sold or released from escrow (subject to certain limited exceptions set forth below) (i) with respect to 50% of such shares, for a period ending on the earlier of the one-year
anniversary of the date of the consummation of the initial Business Combination and the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within
a30-tradingday
period following the consummation of the initial Business Combination and (ii) with respect to the remaining 50% of such shares, for a period ending on the one-year
anniversary of the date of the consummation of the initial Business Combination, or earlier, in either case, if, subsequent to the initial Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.
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

On September 20, 2022, the Sponsor signed an agreement to provide a Working Capital Loan of up to $100,000 to the Company as required.
The Company has drawn $399,380 of the $400,000 Working Capital Loan, of which $399,380 is outstanding as of September 30, 2022.
Due to Related Party
As of September 30, 2022, the amount due to related party is $201,953 which represent the accrual of administrative service fee of $201,643 from January 26, 2021 to September 30, 2022 and formation cost of $310 paid by David Rosenberg (the “Officer”). As of December 31, 2021, the amount due to related party is $111,953 which represents the accrual of administrative service fee from January 26, 2021 to December 31, 2021 of $111,643 and formation cost of $310 paid by the Officer.
Related Party Loans
In order to meet the Company’s working capital needs following the consummation of the IPO the Sponsor, officers, directors initial stockholders or their affiliates may, but are not obligated to, loan the Company funds (“Working Capital Loans”), from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. As of September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.
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
On September 20, 2022, the Sponsor signed an agreement to provide a Working Capital Loan of $100,000 to the Company evidenced by a promissory note (the “Note”) as required. The principal balance of the Note shall be payable in cash by the Company on the earlier of: (i) the date on which the Company consummates its initial business combination or (ii) the date that the winding up of the Company is effective. No interest shall accrue on the unpaid principal balance of the Note. The principal balance of the Note may be prepaid at any time, at the election of the Company.

Administrative Service Fee
The Company has agreed, commencing on the date of the securities of the Company are first listed on The Nasdaq Capital Market (the “Listing Date”), to pay the Sponsor $10,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company accrued $30,000 and $90,000, for the administrative service fee for the three and nine months ended September 30, 2022 and 2021, respectively, of which $201,643 and $81,643 is recorded in accrued expenses in the accompanying condensed balance sheets as of September 30, 2022 and 2021, respectively.

Note 6 — Recurring Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$57,849,285	$57,849,285	$—	$—

	$57,849,285	$57,849,285	$—	$—

Liabilities:
Warrant liabilities-Private Placement Warrants	$300,000	$—	$—	$300,000

	$300,000	$—	$—	$300,000

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$57,506,299	$57,506,299	$—	$—

	$57,506,299	$57,506,299	$—	$—

Liabilities:
Warrant liabilities-Private Placement Warrants	$1,975,000	$—	$—	$1,975,000

	$1,975,000	$—	$—	$1,975,000

The following table sets forth a summary of the changes in the fair value of the warrant liabilities for the three and nine months ended September 30, 2022 and for the period from February 1, 2021 through September 30, 2021:

Warrant Liability
Fair value as of December 31, 2021	$1,975,000
Change in fair value(1)	(1,025,000)

Fair value as of March 31, 2022	$950,000
Change in fair value(1)	(400,000)

Fair value as of June 30, 2022	$550,000
Change in fair value(1)	(250,000)
Fair value as of September 30, 2022	$300,000

Warrant Liability
Fair value as of February 1, 2021	$2,303,000
Issuance of private warrants in connection with over-allotment as of February 2, 2021	147,000
Change in fair value(1)	(800,000)

Fair value as of September 30, 2021	$1,650,000

(1)	Represents the non-cash gain on the change in valuation of Private Warrants and is included in the change in fair value of warrant liability on the statement of operations.

At September 30, 2022, the Public Warrants were determined to contain none of the features requiring liability treatment; therefore, the Public warrants were not included in the fair value reporting.
The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The fair value of the Private Placement Warrants were discounted to present value at September 30, 2022, utilizing the Business Combination date of November 1, 2022, as the key unobservable input. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from January 1, 2022 through September 30, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Share price	$9.98	$9.74
Volatility	2.50%	13.75%
Expected life	3.19	5.33
Risk-free rate	4.06%	1.26%
Dividend yield	—%	—%
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
Note 8 — Stockholders’ Equity
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Common Stock
— The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. On August 12, 2020, the Sponsor paid $25,000, or approximately $0.02 per share, to cover certain offering costs in consideration for 1,437,500 shares of Common Stock, par value $0.0001. Of the 1,437,500 shares of common stock, an aggregate of up to 187,500 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the IPO. On February 2, 2021, the underwriter exercised its over-allotment option in full, hence, the 187,500 Founder Shares are no longer subject to forfeiture since then. In August 2020, the Company also issued to designees of EarlyBirdCapital an aggregate of 100,000 shares of common stock (“representative shares”), at a price of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 1,537,500 shares of common stock issued and outstanding.

Common stockholders of recor
d are en
titled to one vote for each share held on all matters to be voted on by stockholders. In connection with any vote held to approve the initial Business Combination, the initial stockholders, as well as all of the Company’s officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to the IPO and any shares purchased in the IPO or following the IPO in the open market in favor of the proposed Business Combination.
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustments or disclosure in the condensed financial statements.
On October 25, 2022, Ignyte Acquisition Corp. (the “Company”) entered into a forward share purchase agreement (the “Purchase Agreement”) with Frost Gamma Investments Trust (the “Investor”) pursuant to which, provided that the Investor holds at least 450,000 shares of the Company’s common stock (the “Shares”) as of the closing of the Company’s previously announced business combination (the “Business Combination”) with Peak Bio Co., Ltd., a corporation organized under the laws of the Republic of Korea (“Peak Bio”), the Investor may elect to sell and transfer to the combined company following the Business Combination (the “Combined Company”), and the Combined Company will purchase from the Investor, on the date that is sixty (60) days from the closing of the Business Combination, the Shares (the “Share Repurchase”).
On October 31, 2022, Ignyte entered into new subscription agreements (the “Warrant Share PIPE Subscription Agreements”) whereby Ignyte agreed to issue and sell to the investors thereto, in private placements to close immediately prior to the closing of the Business Combination, at $10.00 per share, an aggregate of up to (i) 302,500 PIPE Shares and (ii) 281,325 warrants (the “PIPE Financing Warrants”) to purchase shares of Common Stock, at an exercise price of $0.01 per share, for an aggregate purchase price of $3,025,000. The warrants would be on terms substantially the same as the outstanding warrants that were included in the units issued in Ignyte’s initial public offering, except that the new warrants would not be redeemable, and the warrants shall be exercisable for one year.
Concurrently with Ignyte’s entry into the Warrant Share PIPE Subscription Agreements, on October 31, 2022, Ignyte executed subscription agreements with certain of Peak Bio’s lenders (the “Bridge Loan PIPE Subscription Agreements” and together with the Warrant Share PIPE Subscription Agreements, the “New PIPE Subscription Agreements”) whereby Ignyte agreed to issue and sell to the Peak Bio lenders party thereto, in private placements to close immediately prior to the closing of the Business Combination, an aggregate of up to (i) 176,579 PIPE Shares and (ii) 164,218 PIPE Financing Warrants to purchase shares of Common Stock, at an exercise price of $0.01 per share, in consideration for their agreement to cancel an aggregate principal amount of $1,750,000 and the interest accrued thereon in promissory notes evidencing the loans such lenders had extended to Peak Bio between July and September 2022. The warrants would be on terms substantially the same as the outstanding warrants that were included in the units issued in Ignyte’s initial public offering, except that the new warrants would not be redeemable, and the warrants shall be exercisable for one year.
Additionally, pursuant to the terms of a Bridge Loan PIPE Subscription Agreement entered into with an Original PIPE Investor, the Original PIPE Subscription Agreement executed by such Original PIPE Investor, which provided for the sale of 1,500,000 PIPE Shares for an aggregate purchase price of $15,000,000, was terminated.
On November 1, 2022, Ignyte Sponsor LLC, a Delaware limited liability company (the “Sponsor”) entered into a share purchase agreement with Knight Family Management, LLC (“Knight Family”), whereby the Sponsor agreed to transfer 20,167 shares of Common Stock held by it to Knight Family in consideration for Knight Family’s services arranging for the commitment by certain other investors to fund the aggregate purchase price of $3,025,000 pursuant to the Warrant Share PIPE Subscription Agreements.
On November 1, 2022, Ignyte entered into payment agreements with each of (i) the Sponsor and (ii) Ingalls & Snyder, LLC (“Ingalls”). Collectively, these payment agreements are referred to as the “Payment Agreements.” The Payment Agreements provide that Ignyte, at the closing of the Business Combination, would issue shares of Common Stock to each of the Sponsor and Ingalls, as consideration for (i) the working capital loans extended to Ignyte by the Sponsor and (ii) the marketing and consulting services provided to Ignyte by Ingalls. The dollar amount due and the number of shares of Common Stock issued as payment therefor is as follows: (i) 77,200 shares of the Company’s common stock issued to the Sponsor for the $400,000 amount due and (ii) 28,950 shares of the Company’s common stock issued to Ingalls for the $150,000 amount due.
On November 1, 2022 (the “Closing Date”), the Company completed its Business Combination with Peak Bio Co., Ltd.
In connection with the Business Combination, the holders of 5,159,287 shares of Ignyte common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.07, for an aggregate redemption amount of approximately $51,978,834, which was paid to such holders on the Closing Date.
As of the open of trading on November 2, 2022, the Company’s common stock and public warrants, formerly those of Ignyte, began trading on the Nasdaq Capital market under the trading symbols “PKBO” and “PKBOW,” respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us,” “our” or “we” refer to Peak Bio Co., Ltd. F/K/A Ignyte Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included herein.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 relates to our formation, the IPO and, since the closing of the IPO, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2022, we had net loss of $171,007, which consisted of $674,219 in formation and operating costs and provision for income taxes of $8,083, offset by $261,295 in interest earned on marketable securities held in the Trust Account, and $250,000 in unrealized gain on the change in fair value of warrants.

For the nine months ended September 30, 2022, we had net income of $104,183, which consisted of $342,986 in interest earned on marketable securities held in the Trust Account, and $1,675,000 in unrealized gain on the change in fair value of warrants, offset by $1,905,720 in formation and operating costs and provision for income taxes of $8,083.

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

Liquidity and Capital Resources

As of September 30, 2022, we had $75,974 in our operating bank account and working capital deficit of $1,629,184, which excludes $320,483 of accrued Delaware franchise tax to be paid out of interest earned on the Trust Account.

Prior to the completion of the IPO, our liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of $80,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or our officers and directors or their affiliates may, but are not obligated to, provide us Working Capital Loans (see Note 5). On March 21, 2022, our Sponsor signed an agreement to provide a Working Capital Loan of $300,000 to us as required. On September 20, 2022, the Sponsor signed an agreement to provide a Working Capital Loan of up to $100,000 to the Company as required.

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 2, 2022 to consummate the proposed business combination. It is uncertain that we will be able to consummate the proposed business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 2, 2022. We intend to complete the proposed business combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by November 2, 2022. As of November 2, 2022, substantial doubt about our ability to continue as a going concern was alleviated due to the closing of a business combination.

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

We account for the Private Warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” under which the Private Warrants do not meet the criteria for equity classification and must be recorded as liabilities. The fair value of the Private Warrants has been estimated using the Modified Black Scholes model.

We evaluated the Public Warrants in accordance with ASC 815-40 and concluded that they met the criteria for equity classification and are required to be recorded as part a component of additional paid-in capital at the time of issuance.

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

Net Income (Loss) Per Common Stock

We recognize two classes of shares for earnings per share purposes, which are referred to as redeemable common stock and outstanding common stock. Earnings and losses are shared pro rata between the two classes of shares. The 5,375,000 potential common shares for outstanding warrants to purchase our stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income per common share for the periods.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of RegulationS-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, have been invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule2a-7promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules13a-15(e)and15d-15(e)under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, due to the events that led to the Company’s restatement of its financial statements to reclassify all complex financial instruments to temporary equity from permanent equity and over-allotment liability, during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness for complex financial instruments, as described above. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form10-Q.

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

PEAK BIO, INC.

Date: November 21, 2022	By:	/s/ Stephen LaMond
Stephen LaMond
Interim Chief Executive Officer (Principal Executive Officer)

PEAK BIO, INC.

Date: November 21, 2022	By:	/s/ Timothy Cunningham
Timothy Cunningham
Acting Chief Financial Officer (Principal Financial and Accounting Officer)