Form 10-K
period 2022-12-31
Peak Bio, Inc.
filed 2023-06-29
CIK 1834645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________________ TO _____________________

Commission File Number: 001-39951

Peak Bio, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	85-2448157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4900 Hopyard Road, Suite 100 Pleasanton, CA	94588
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (925) 463-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	PKBO	OTC Pink

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the Registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates") was approximately $56.7 million as of June 30, 2022, based on the closing sale price of such stock as reported on the Nasdaq Capital Market.

The number of shares of the Registrant’s common stock outstanding as of June 29, 2023 was 20,862,177.

i

EXPLANATORY NOTE

As used in this Annual Report on Form 10-K, unless otherwise stated in this report or the context otherwise requires, references to the “Company,” “Peak Bio,” “we,” “us” and “our” refer to Peak Bio, Inc., a Delaware corporation formerly known as Ignyte Acquisition Corp. (“Ignyte”) and its subsidiaries.

On November 1, 2022, we consummated the previously announced Business Combination (pursuant to that certain Business Combination Agreement, dated as of April 28, 2022, by and among the Company, Peak Bio Co., Ltd., a corporation organized the laws of the Republic of Korea and Ignyte Korea Co., Ltd. a corporation organized under the laws of the Republic of Korea, the “Business Combination Agreement”). Pursuant to the terms of the Business Combination Agreement, a business combination (herein referred to as the “Business Combination”) between the Company and Peak Bio Co., Ltd. was effected through the Share Swap (as such term is defined in the Business Combination Agreement) resulting in Peak Bio Co., Ltd. as a wholly-owned subsidiary of the Company. In connection with the Business Combination, the Company changed its name from Ignyte Acquisition Corp. to Peak Bio, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may contain forward- looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of management. Although we believe that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions.

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, among others, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•
the inability to re-list our securities on a national securities exchange or the OTC Markets’ OTCQB or OTCQX tiers;
•
the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition and the ability of the combined business to grow and manage growth profitably;
•
the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing, including our use of cash and other resources;
•
the success, cost, enrollment and timing of our clinical trials;
•
the significant competition we face in our industry;
•
our limited operating history;
•
litigation, complaints, and/or adverse publicity;
•
our ability to protect our intellectual property;
•
the heavy regulatory oversight in our industry;
•
the inability to profitably expand in existing markets and into new markets;
•
future exchange and interest rates;
•
changes in applicable laws or regulations;
•
our ability to attract and retain key scientific or management personnel;
•
the impact of changes in consumer spending patterns, consumer preferences, global economic conditions (including record inflation), crime, weather, demographic trends and employee availability;
•
privacy and data protection laws, privacy or data breaches, or the loss of data;
•
fluctuations in the trading price of our common stock (the “Common Stock”); and
•
the unpredictability of the effects of the COVID-19 pandemic and its effect on our business and financial conditions.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report on Form 10-K are more fully described in the “Risk Factors” section. The risks described in “Risk Factors” are not

ii

exhaustive. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward- looking statements attributable to us or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

iii

PART I

Item 1. Business.

SUMMARY

Peak Bio is a clinical-stage biopharmaceutical company focused on commercializing innovative therapeutics that aim to improve and address significant unmet medical need for patients with inflammatory, rare and specialty diseases and cancer. We will continue to explore and partner with researchers, clinicians, patient advocacy groups, academic institutions, governmental agencies, and our investors to continue to expand treatment options and partnerships to meet those expectations.

We will continue to grow our clinical pipeline by executing on our clinical plans for our existing program, and ideally add new clinical assets through acquisition, and through our internal oncology platform engine. To achieve this, we believe Peak Bio’s management team, with more than a combined 50 plus years of industry experience in small molecule, antibodies, and antibody-drug-conjugates (ADC) drug development and having successfully led companies that created therapeutics in above categories during their tenures, are well suited to drive this strategic initiative. During his career, Dr. Huh has founded or co-founded companies such as pH Pharma and BridgeBio (NASDAQ: BBIO) and been a partner of McKinsey & Co (Healthcare/ Technology sector). He has held various leadership positions including Chairman at companies such as Pliant Therapeutics (NASDAQ: PLRX), CytomX Therapeutics (NASDAQ: CTMX), Geron Corporation (NASDAQ: GERN), Epizyme (NASDAQ: EPZM), Chief Executive Officer of BiPar Sciences (acquired by Sanofi) and has served on the Board of Directors for Facet Biotech (acquired by Abbott) and Nektar Therapeutics (NASDAQ: NEKTAR).

Our lead product candidate, PHP-303 is a small molecule, 5th generation, phase 2 clinical-ready neutrophil elastase (NE) inhibitor (NEI). PHP- 303 is a potentially novel, oral, once daily, 0.65 nanomolar (nM; in vitro IC50 value for inhibition of human NE), selective, small molecule reversible inhibitor of NE designed to inhibit its bioactive form (von Nussbaum et al., 2015, Chem Med Chem 10:1163) that Peak Bio is developing for the treatment of alpha-1 antitrypsin (AAT) deficiency (AATD), a genetic disorder that may result in lung disease or liver disease and, potentially, acute respiratory distress syndrome (ARDS). Peak Bio has received a non-dilutive pre-clinical grant from the Department of Defense (DoD) to explore animal models of COVID-19-related ARDS. Currently, we are focusing our clinical efforts on developing PHP-303 for the treatment of the genetic disorder, AATD, a potentially life-threatening rare, genetic condition that results in severe debilitating diseases, including early-onset pulmonary emphysema. Scientific data indicate that the increased risk of lung tissue injury in AATD patients may be due to inadequately controlled NE caused by the insufficient amounts of AAT, the major antiprotease that inhibits NE, that these patients produce. We believe that by inhibiting NE, PHP-303 has the potential to reduce the destruction of lung tissue and stabilize clinical deterioration in AATD patients.

We are progressing, likely, to an end of Q2 2023 start for our phase 2 clinical study in AATD for which NE is hypothesized to be an important determinant of the disease progression (lung damage) in AATD. NE is a proteolytic enzyme that is required during the inflammatory response, but if inadequately opposed by endogenously produced antiproteases, such as AAT, can lead to tissue injury in the lungs, liver, and other major organs. Moreover, if chronically left unchecked this protracted inflammatory cascade, in which NE plays a major role, can lead to increased acute and/or chronic exacerbations and cause further tissue and organ damage that manifests immediately or in the long-term. This can ultimately result in increased morbidity and mortality in a genetic disorder such as AATD. The impact of deregulated NE inhibition is likely important in other diseases where inflammatory responses are left unchecked.

We have been able to deliver higher doses, with no serious adverse events (SAEs) reported, (than in earlier phase 1 trials) of PHP-303 in both single-ascending dose (SAD) and multiple-ascending dose (MAD) phase 1 human clinical trials. We have demonstrated dose-dependent pharmacokinetics and have achieved the recommended phase 2 dose for PHP-303. A maximal tolerated dose for PHP-303 in the phase1 trials was not achieved which suggests we could have still obtained higher NE inhibition with higher doses of PHP-303 and may explain the lack of adverse effects at the tested dose levels. The drug has been tested in nearly 200 subjects including the most recent SAD and MAD studies. PHP-303 is a once daily, orally-dosed and reversible (von Nussbaum et al., 2015) NE inhibitor that achieves greater than 90% inhibition of the bioactive form of NE at doses (10 or 20 mg) deemed to be below the maximal tolerated dose, which has yet to be determined (See clinical characterization of PHP-303 section below; von Nussbaum & Lee, 2015, Bioorg & Med Chem Let 25: 4370–438;4381). At this time, the pharmacokinetic profile and phase 1 clinical study results of PHP-303 support the clinical evaluation of PHP-303 as an investigational therapy for the treatment of AATD in the chronic setting. That PHP-303 has already been dosed in nearly 200 subjects with no reported SAEs further supports phase 2 evaluation in AATD.

In addition, we have leveraged two decades of industry learnings in expanding an important area of the antibody-drug-conjugates (ADC) field allowing for highly targeted treatments in cancer. Despite the continued scientific advancements in the cancer field that has led to the many incremental improvements in patient cancer survival there continues to be a need for ADCs that not only deliver antibody-directed payloads selectively to their tumors, but to also release them via improved linker technology avoiding the potential for significant off-target toxicities. Secondly, we believe that adding an immunomodulatory effect to our toxin(s) that engages our immune systems to assist in the cancer killing would contribute to a long-term tumor regression.

These incremental improvements in cancer treatments for patients and specifically ADCs have also led to the growing commercial success of ADCs currently on the market and likely for those currently in development. A quick scan of the deal flow associated with ADCs over the past 5 years is encouraging both from their continued clinical and commercial success. We believe Peak Bio is well-positioned to take advantage of this field with novel payload platform driven ADC based therapeutics. We are poised to launch off a platform of proprietary in-house technologies that differentiate our ADCs from existing on-market and in-development antibody or ADC programs. Why do we postulate that our approach could be a very important next step in the ADC field? Our programs have taken the traditional approach of an ADC and added an important component which we believe is attributed to the immunomodulatory effects of our novel toxin targeting alternative splicing. In essence, we hypothesize that our combination of Antibody + Linker + Peak Bio Toxin with Immune Modulation is potentially a better ‘Mouse Trap’ based on the clinical successes of checkpoint inhibitors that activate immune cell mediated killing of tumors.

Our most advanced platform in oncology utilizes our toxin, PH-1 or Thailanstatin (a spliceosome modulator) to generate a pipeline of proprietary ADC product candidates that are differentiated from traditional ADC-based therapies so that we may address unmet need in cancer patients. Differentiation is the first, and necessary step, towards the development of therapies serving an unmet need in patients. For e.g., the tumor may already be resistant to an approved ADC with payload A but may still respond to an investigational ADC with payload B, as the mechanism of action (MoA) is different. In that regard, PH-1 is a novel ADC payload and targets the proper splicing of introns. These mis-spliced RNAs are subjected to mRNA decay depriving cancer cells of thousands of essential proteins vital to survival and proliferation. In addition, PH-1 creates mis-spliced proteins or neoepitopes which the immune cells can target well after the initial “chemotherapy” is delivered, in essence creating a second mechanism for cancer killing.

Our first product candidate is an ADC targeting Trop2, which is an antigen broadly expressed in solid tumors of epithelial origin. Our Trop2 ADC and other undisclosed discovery-stage product candidates are based on our proprietary PH-1 platform of toxin payloads targeting RNA splicing. We will continue to identify cancer targets that are well suited to our technology. The goal over time and with the appropriate investment, Peak Bio desires to create a series of differentiated next generation cancer therapies targeting difficult to treat cancers and contribute to increase cancer survival to the benefit of patients, care givers, our potential future partners with the added benefit to our investors.

Even though Peak Bio’s PH1 platform approach has been initiated, and our first nominated ADC targeting Trop2 has been nominated, however we are still working on two additional toxins that are in early R&D to add to our armamentarium of novel toxins.

We believe that Peak Bio and the management team are well positioned to continue to work with our researchers, clinicians, patient advocacy groups, academic institutions, governmental agencies, and our investors to continue to address the significant unmet medical need for patients with AATD, ARDS and cancer with our approaches.

PHP-303

Overview

Peak Bio is a clinical-stage biopharmaceutical company focused on commercializing innovative therapeutics that aim to improve and address significant unmet medical need for patients with inflammatory, rare and specialty diseases and cancer. We will continue to explore and partner with researchers, clinicians, patient advocacy groups, academic institutions, governmental agencies, and our investors to continue to expand treatment options and partnerships to meet those expectations. Peak Bio will continue to grow our clinical and preclinical pipeline by executing on our clinical plans for our existing program, ideally add new clinical assets through acquisition and through our internal oncology platform engine.

We are developing PHP-303 for the treatment of alpha-1 antitrypsin deficiency (AATD), a genetic disorder that can result in lung disease or liver disease and exploring opportunities with PHP-303 for the treatment of acute respiratory distress syndrome (ARDS). We believe our portfolio is well diversified because our product candidates employ different mechanisms of action and target separate indications. We intend to develop and potentially commercialize our rare disease product candidates and potentially future acquired opportunities to maximize potential future sales and marketing synergies. We will also consider potentially seeking strategic partnerships and relationships for further potential clinical development and/or commercialization of these assets.

As part of our strategic business plan, we sought and acquired a clinical stage asset that is a small molecule, a neutrophil elastase (NE) inhibitor (NEI). The Peak Bio senior management team, in addition to their business acumen and drug development and commercialization experiences across a multitude of therapeutic areas and technologies, has long-standing relationships with senior executives of large pharmaceutical, smaller biotech companies, key academic institutions and investment banks, which we believe enhances our ability to identify and acquire additional product candidates.

We acquired PHP-303 from Bayer in 2017 through our existing executives’ professional longstanding relationships with Bayer. PHP-303 products’ data package included substantial pre-clinical, clinical, and manufacturing data sets from Bayer, a well-known, well-regarded, multinational healthcare company. We have since completed two additional clinical studies (see clinical studies a Summary of PHP-303 Clinical Development Program table below), including a single ascending dose (SAD) and a multiple ascending dose (MAD) studies, that verify tolerability, and NE inhibition by PHP-303.

Our Pipeline

The following table summarizes our pipeline. We have global commercial rights to all of our product candidates.

Our portfolio consists of the following product candidates:

PHP-303: PHP-303 is a potentially novel, oral, once daily, small molecule inhibitor of NE that Peak Bio is initially developing for two indications, AATD and ARDS. PHP-303 was licensed from Bayer, who previously conducted multiple non-clinical and clinical trials summarized below. These data support a potential clinical benefit of PHP-303 for treatment of patients with AATD, a genetic disorder that may result in lung or liver disease, or ARDS. We recently received a non-dilutive preclinical grant from the Department of Defense to study PHP-303 treatment for ARDS related to COVID-19 to support advancing PHP-303 potentially in this second clinical indication.

AATD is a potentially life-threatening rare, genetic condition caused by a lack of alpha-1 antitrypsin (AAT) a protein (antiprotease) that protects the lungs from enzymatic degradation by endogenous proteases (such as NE). The disease manifests as early-onset pulmonary emphysema, caused by irreversible destruction of lung tissue supporting gas exchange (https://www.lung.org/lung-health-diseases/lung-disease-lookup/alpha-1-antitrypsin-deficiency/learn-about-alpha-1-antitrypsin-defiency). There are an estimated 70,000-100,000 patients in the United States and 120,000 patients in Europe with severe AATD (https://www.rarediseaseadvisor.com/disease-info-pages/alpha-1-antitrypsin-deficiency-epidemiology-aatd; Torres-Duran et al. 2018, Orpha J of Rare Dis 13:114). PHP-303 is designed to selectively inhibit NE, a neutrophil enzyme, which is the major protease responsible for the destruction of lung tissue in AATD.

The graphic below highlights potential disease targets for NEIs such as PHP-303. The unchecked imbalance of NE that occurs in many disease states is depicted, and in addition to AATD, it highlights ARDS as another disease indication for PHP-303 for which we have initiated some early preclinical work.

ARDS is a serious lung condition characterized by acute, diffuse, inflammatory lung injury resulting from a range of predisposing etiologies (https://www.uptodate.com/contents/image?imageKey=PULM%2F58759 Gonzales et al., 2015 June 4, Austin J Vasc Med 2:1). ARDS generally progresses from a stage of damage to one where “air” (gas) exchange unit becomes compromised, which is followed by a proliferative repair response by the body’s fibroblasts, ultimately leading to lung fibrosis and scarring likely resulting in an increase in morbidity, mortality and healthcare costs. The estimated incidence of ARDS in the US ranges from 64.2- 78.9 cases/100,000 people with 75% of these patients presenting with moderate to severe disease (reviewed in Diamond et al., 2021, Acute Respiratory Distress Syndrome – StatPearls—NCBI). The incidence of ARDS ranges from 1.5-79 cases/100,000 people in European countries (reviewed in Confalonieri et al., 2017, Eur Res Rev 26:160). The emergence of COVID-19 has led to an increase in the incidence of ARDS in a significant number of hospitalized COVID-19 patients, who may also have other significant complications in the renal, cardiovascular, gastrointestinal, and/or central nervous systems (Gibson et al., 2020, Med J Aust 213:54). At this juncture in the pandemic, we are now seeing incidences of not only acute ARDS associated from COVID-19 but also increased reports of “long- COVID”, which we are just beginning to understand (https://www.uptodate.com/contents/covid-19-epidemiology-clinical-features-and-prognosis-of-the-critically-ill-adult?topicRef=127926&source=related_link). In the future, we will be exploring the potential benefits of PHP-303 treatment across the spectrum of ARDS-related syndromes focusing not only on acute ARDS but also on the more protracted or chronic ARDS-Covid-19 situation.

Neutrophils (a type of immune cell) play an important role in the body’s defense against foreign invaders (Brinkmann et al., 2004, Science 303:1532; Potey et al., 2019, J Pathol, 247: 67; Rosales, 2018 Front Physiol, 9:article 113). They are one of the first immune cells to be recruited to a site of infection. One of the key enzymes involved in neutrophil movement and function is NE which is contained within and associated with the surface of neutrophils. During a normal immune response, NE is released from neutrophils to help degrade tissue allowing neutrophils to reach sites of infection. NE also influences cytokine signaling pathways to increase the immune response. Most importantly, NE directly destroys pathogens by 3 mechanisms: by release into the extracellular matrix, within neutrophils after pathogen engulfment, and by association with neutrophil extracellular traps (NETs). NETs, released from neutrophils, are large web-like structures comprised of sticky circulating free (cf) DNA to which histones and other antimicrobial proteins (including NE and other proteases), are attached. NETs can have both defensive and pro-inflammatory functions: they trap and kill extracellular pathogens, thereby limiting their spread, but can also cause direct or indirect tissue injury.

Under highly pro-inflammatory states, as occurs in patients with COVID-19- associated ARDS, neutrophils become dysregulated and vast numbers invade the area directly releasing excessive amounts of NE and large numbers of NETs (Janoff 1985, Am Rev Respir Dis, 132:417-433; Barnes et al., 2020; Pechous, 2017, Front in Cell and Infect Microbio|, 7:Article 16). The body’s endogenous antiprotease production/release that typically acts to limit damage of NE are overwhelmed and the inadequately opposed high concentrations of NE in the microenvironment cause tissue damage leading to fibrosis. There is also evidence that this large increase in NET production contributes to thrombosis (NETs, and particularly cfDNA, serve as scaffolds that activate platelets and coagulation), which results in further tissue damage.

We believe the inhibition of NE has the potential to protect AATD and ARDS patients from further lung damage by decreasing the impact of high NE tissue concentrations that are insufficiently opposed by endogenous antiproteases. In AATD, the body is unable to produce adequate levels of AAT for sufficient inhibition of NE. In ARDS, NE production and release overwhelms endogenous antiprotease activity leading to tissue damage. Thus, both diseases are, at least in part, due to an overabundance of NE in lung that causes damage. A selective NE inhibitor such as PHP-303 may inhibit this excess NE and provide a potential therapy for AATD and ARDS patients. Furthermore, because NE is necessary for the production of NETs, an NE inhibitor would also be expected to decrease the process of NET formation (NETosis) in patients with COVID-19-associated ARDS, potentially reducing lung injury, thrombosis and cytokine storm.

Peak Bio plans to conduct a Phase 2 proof-of-concept clinical trial in patients with severe AATD with trial initiation, potentially, in 2023. This study has approved Clinical Trial Applications in the UK and Ireland with all approvals necessary to initiate the study shortly after funding is received. Additionally, we have a relationship with and have a research agreement with the Alpha-1 Project. We believe that this relationship will assist in accessing patients, clinicians, thought leaders for our future planned clinical trials.

Preclinical studies characterizing PHP-303 in models of acute lung injury and COVID-19 infection are currently on-going and are being funded by the US Department of Defense (DoD). These studies will inform the role of NE and NETosis in COVID-19 and non-COVID-19 associated ARDS.

Our Strategy

Potentially develop and directly commercialize PHP-303 for AATD treatment and build upon skills sets and relationships with pharmaceutical, biotech, academia, and advocacy groups to build our pipeline/portfolio.

•
We are ready to commence a phase 2 clinical trial of PHP-303 for the treatment of AATD in Europe and possibly the U.S. in mid-2023. If the results are favorable, and pending regulatory feedback, we plan to continue to develop PHP-303 toward approval and commercialization. In the future, we would consider a plan to establish our own sales and marketing organization in the United States and potentially in Europe for PHP-303. However, as an example, we would likely need additional inflammation or rare disease product candidates as part of our portfolio to maximize commercialization expenses and rationale.
•
Upon completion of the preclinical studies under the DOD grant we received, we will have results indicating whether PHP-303 inhibits NETosis in freshly isolated neutrophils from humans and 2 different animal species and whether it ameliorates pulmonary damage/untoward inflammatory response in 3 acute lung injury and 1 COVID-19 infection preclinical studies. We intend to continue preclinical and potentially clinical development of PHP-303 for the ARDS indication, if possible, and will apply for non-dilutive US DoD funding. We will make a determination on whether or not to advance PHP-303 in an ARDS indication based on our eventual preclinical and clinical results and access to any additional funding to potentially commercialize PHP-303 for ARDS and related conditions. We could initiate a phase 2 clinical trial of PHP-303 for the treatment of ARDS as soon as the second half of 2023 and, if the results are favorable and pending regulatory feedback, continue to develop PHP-303 toward approval and commercialization.
•
We believe that we are a preferred partner for large pharmaceutical and biotechnology companies as they seek to unlock the potential in their development pipelines and deliver therapeutics to patients in areas of high unmet medical need. We have strong relationships with these companies, as evidenced by our agreement with Bayer and other partners our leadership team has worked with, and a track record of structuring transactions that enable us to leverage our core development capabilities while creating value for all stakeholders. We intend to continue to enter into strategic relationships that align our interests with those of large pharmaceutical and biotechnology companies and that we believe to be mutually beneficial.

Efficiently advance our specialty disease product candidate(s) and explore strategic relationships with third parties for further possible clinical development and/or commercialization.

•
Based on the top-line results from our as yet to be started phase 2 clinical trial of PHP-303 for the AATD indication, we plan to enter into one or more strategic relationships with third parties for PHP-303 to undertake the next phase of potential clinical development and, if approved, commercialization. We intend to continue preclinical and clinical development of PHP-303 for the ARDS indication, if possible, and apply for U.S. DoD funding. We plan to enter into strategic relationships with third parties for commercialization, if approved. We may also enter into strategic relationships with third parties to complete the late-stage clinical development of PHP-303 for treatment of ARDS.

Leverage our expertise in business development to expand our pipeline of product candidates.

•
Our senior management team has extensive relationships with large pharmaceutical and biotechnology companies. We intend to leverage these relationships to grow our pipeline with a focus on rare diseases. We intend to continue to identify, acquire, develop, and ultimately commercialize novel product candidates that have received significant investment from large pharmaceutical companies. We will continue to focus on acquiring product candidates with either proof-of-concept clinical data in our target indication or with clinical data in a related disease and a strong scientific rationale that supports development in our target indication. Using a disciplined approach, we intend to continue building a diverse portfolio of product candidates that we believe have compelling market potential, robust pre-clinical, clinical, and manufacturing data packages, and a clear regulatory pathway.
•
Continue to be a partner of choice for large pharmaceutical and biotechnology companies with a demonstrated potential for clinical development of PHP- 303
•
PHP-303, had been studied in five phase 1 clinical trials in healthy subjects, exploring a range of doses and schedules and one phase 2 clinical trial in patients with non-cystic fibrosis bronchiectasis (NCFB). Please refer to the table below.

Summary of PHP-303 clinical development program

Clinical Stage and Test No. (Report)	Nation (Number of organization)	Target	Test purpose	Number of subjects (Test group/ placebo group)	Administration and frequency	Test Design	Primary and secondary Endpoints	Whether Endpoints were met	Persons/ Entities that conducted trial	Number of subjects that experienced drug-related adverse event
Phase 1 BAY 85-8501 /14431	Germany (1)	Healthy Volunteers	Evaluation of safety, tolerability, pharmacokinetic, pharmacodynamic evaluation	N = 37 (27/10)	Single-dose administration	Single- center, randomized, single- blind, parallel- group, placebo- controlled, inter-group comparison, single ascending dose	Primary: safety and tolerability Secondary: pharmacokinetics	Yes	Bayer	7/27 treated subjects — 11 AEs; 5/10 untreated subjects – 6 AEs

Phase 1 BAY85-8501/ 14433	Germany (1)	Healthy Volunteers	Evaluation of safety, tolerability, pharmacokinetic properties, and relative bioavailability	N = 12 (12/0)	Single-dose administration	Single- center, randomized, open-label, single-dose, 4-fold crossover test	Primary: safety, tolerability, and pharmacokinetics No secondary endpoints	Yes	Bayer	7/12 over 48 treatment doses – 12 AEs

Phase 1 BAY85-8501 /16332	Germany (1)	Healthy Volunteers	Evaluation of safety, tolerability, and pharmacokinetic properties	N = 34 (26/8)	Single administration at day 1. A single dose once a day for 13 days from the 3rd day	Single- center, randomized, single- blind, parallel- group, placebo- controlled, inter-group comparison, repeated ascending dose	Primary: safety, tolerability, and pharmacokinetics No secondary endpoints	Yes	Bayer	7/26 treated subjects – 7 AEs; 3/8 placebo subjects - 4 AEs

Phase 1 PHP-303-N101 (Sponsor: pH Pharma)			Safety, tolerability, maximum tolerated dose (MTD), pharmacokinetic properties Exploratory: effects on neutrophil elastase (NE) engagement	N = 48 (36/12)	Ascending dose cohorts (6 active and 2 placebos per cohort) conducted sequentially with a 2-week interval (before ascending the dose)	Single ascending dose	Primary: safety, tolerability, and maximum tolerated dose (MTD) Secondary: pharmacokinetics	Yes	pH Pharma	10/36 treated subjects – 8 AEs; 5/12 untreated subjects – 12 AEs

Clinical Stage and Test No. (Report)	Nation (Number of organization)	Target	Test purpose	Number of subjects (Test group/ placebo group)	Administration and frequency	Test Design	Primary and secondary Endpoints	Whether Endpoints were met	Persons/ Entities that conducted trial	Number of subjects that experienced drug-related adverse event

Phase 1 PHP-303-N102 (Sponsor: pH Pharma)		Overweight or obese but otherwise healthy male and female subjects	Safety, tolerability, MTD, pharmacokinetic properties. Exploratory: effects on NE engagement; proof-of- mechanism as an insulin sensitizer	N = 50 (40/10)	PHP-303 Oral IR tablets of 1, 2, 5, 10, and 20 mg; cohorts of 10 subjects (8 active and 2 placebo)	Phase 1, single center, randomized, double- blind, placebo- controlled, multiple ascending- dose	Primary: safety, tolerability, and maximum tolerated dose (MTD) Secondary: pharmacokinetics	Yes	pH Pharma	14/40 treated subjects - 32 AEs; 1/10 placebo subjects - 1 AE

Phase 2a/ BAY85-8501/ 16359	Germany, U.K., Italy, Spain (28)	Non-cystic fibrosis bronchiectasis patients	Safety, efficacy evaluation	N=94 (47/47)	28 days One dose per day	Multi- national, multi- center, randomized, double- blind, parallel- group, placebo- controlled, inter-group comparison, repeated ascending dose study	Primary: safety and tolerability Secondary: Effect on pulmonary function, inflammation, and pharmacokinetics

Partially,
results of
one of the
lung
function
tests met
the
expected
criteria in
the treated
subjects
compared
with the
placebo
group,
other
endpoints
did not
meet
expected
trends
(treatment
duration
insufficient
for effect
to be
observed)

									Bayer	92 subjects analyzed for safety 11/45 treated subjects - 14 AEs; 12/47 placebo subjects - 7 AEs

Clinical characterization of PHP-303.

Nearly 200 subjects have been exposed to one or more doses of PHP-303, and the data shows that PHP-303 was tolerated with no SAEs reported. PHP-303 is rapidly absorbed in the fasted state, where median peak concentrations of drug were achieved in < 1 hour and half-life was in the range of 110 to 175 hours. Exposure pharmacokinetics appeared to increase proportionally with increasing dose to 40 mg. With multiple dosing, steady-state concentrations are reached by Day 21. Food delayed the rate of absorption of PHP-303 and therefore moderately decreased maximum serum concentration, but there was no effect on overall exposure to PHP-303. PHP-303 administered in an oral, daily schedule causes inhibition of NE, suggesting potential benefit in several NE and/or NET mediated diseases including AATD and ARDS.

PHP-303 tolerability and adverse effects

The phase 1 clinical studies were not designed to evaluate statistical significance on clinically approvable endpoints. The phase 2 clinical study results and analysis are described in (Watz et al., 2019, Pulm Pharmacol Ther, 56:86). Some 186 subjects have received one or more doses of PHP-303 in clinical studies conducted by Bayer and Peak Bio. These include 141 healthy volunteers and 45 subjects with NCFB, a chronic condition characterized by lung inflammation and airway damage. Doses studied range from 0.05 mg to 20 mg daily, with maximum study duration of 28 days. No serious adverse events (SAEs) have been attributed to drug administration in this program. Across all studies, 84 drug-related adverse events were reported. The most commonly reported adverse events (AEs) observed across clinical studies of PHP-303 include headache, nasopharyngitis, and cough. There was no apparent dose relationship to the reported adverse events and subjects who received placebo had similar frequencies and types of adverse events. Mild, sporadic, and transient elevations in LFTs, lipase, and CPK were uncommonly observed, but these events did not appear to be drug related.

Confirmation of NE inhibitory effect of PHP-303 in vivo

Study 16332, (an earlier Bayer study), evaluated whole blood NE activity using an ex vivo zymosan challenge assay. Samples were collected at baseline and several time points after dosing. Samples were incubated with zymosan, a yeast cell wall component that activates neutrophils and release of NE.

PHP-303 resulted in dose and time-dependent inhibition of human NE (hNE) activity. At steady-state repeat dosing, inhibition of hNE exceeded 50% (relative to placebo) at lowest or trough concentration (Day 14 pre-dose) at all dose levels, and approximated 90 to 100% maximal inhibition after the last dose at the mid and high dose levels. Importantly, daily dosing of PHP-303 at doses of 0.5 mg or 1.0 mg yielded long lasting ( > 24 hours) inhibition of NE at levels exceeding 50%. Similar effects on systemic inhibition of hNE activity were observed in the Phase 2a Study 16359, (conducted by Bayer), in patients with NCFB; a chronic condition characterized by lung inflammation and airway damage. [NOTE: NCFB is a type of bronchiectasis (permanent dilation of the airways of the lungs) that arises as a result of chronic inflammation and is not due to the genetic condition cystic fibrosis.]

Changes in neutrophil elastase activity in accordance with plasma concentration and time of PHP-303 tablets (ex-vivo zymosane challenge) and the envisaged inhibitory range for neutrophil elastase

(IC50, IC90 values based on in vitro assay)

(Source: Clinical Trial Investigator Data Collection, PHP-303_16332 Clinical Test Results Report

Drug Concentration in Blood by Dose After a Single Oral Dose PHP-303 in Liquid Form (Source: PHP-303-14431 Clinical Test Result Report: PHP-303 Data Package _Page 45)

Phase 2a study in non-Cystic Fibrosis bronchiectasis:

Bayer performed Study 16359 to explore the potential benefit of PHP-303 at a daily dose of 1 mg, administered once daily for 28 days in patients with NCFB. The drug was tolerated with no SAEs reported and showed inhibition of systemic NE, but it had no clear benefit on any pulmonary function endpoint. Interestingly, post-bronchodilator lung function test FEV1 increased slightly over the 28-day treatment interval (+26 ml) in drug treated, but not placebo treated subjects (-51ml, p = Not Significant).

The lack of clinical benefit may reflect the relatively limited overall drug exposure time or limited local exposure in the relevant lung compartment. The sponsor discontinued further development of the compound in this indication.

Peak Bio (pH Pharma) Conducted Phase 1 Clinical Trials with PHP-303

Peak Bio, (pH Pharma) after acquiring PHP-303 from Bayer, and to better characterize and improve the chances for future clinical success, repeated both the Phase 1 dose trials of single ascending dose (SAD) and multiple ascending dose (MAD) studies. The studies reconfirmed that PHP-303 was tolerated with no SAEs reported in either study. In both studies dose proportional PK exposure was observed. Dose-dependent NE inhibition was greatest in the 10 and 20 mg cohorts and steady state was achieved between 11 and 18 days in the MAD study. The studies were conducted at Alta Sciences in Kansas City, MO.

•
PHP-303 was tolerated; no severe AEs reported
•
Dose proportional pharmacokinetic (PK) properties
•
Phase 1 clinical trial results & PK profile support MAD study in overweight and obese healthy volunteers

Phase 1: Multiple Ascending Dose Trial in overweight Obese Subjects (MAD)

•
PHP-303 was tolerated with no SAEs reported at doses up to 20 mg QD for 28 days in healthy overweight/obese subjects;
•
Majority of AEs were mild; no dose limiting toxicities were observed;
•
Proportional dose-dependent pharmacokinetics (PK);
•
Steady state achieved between 11 and 18 days;
•
Dose-dependent inhibition of NE activity;
•
Doses of 10-20 mg QD were required for greatest inhibition;

Neutrophil Elastase Inhibition Activity

As part of the MAD study, NE activity was measured to determine what doses of PHP-303 had the highest suppression of NE. The study demonstrated an Inverse Correlation between Drug Concentration and Neutrophil Elastase Activity. Sustained, dose-dependent suppression of NE activity was observed and appeared to be more complete at doses of 10mg and 20mg of

PHP-303. Those two dose cohorts demonstrated greater than 90% NE inhibition over a 24-hour period suggesting that a once-daily dose of 10-20mg can progress to our Phase 2 trials. Again, the PHP-303 doses of 10mg and 20mg demonstrated rapid onset < 2-4 hr and the drug was tolerated with few adverse events and no SAEs over a 28-day dosing period. The results suggest that PHP-303 has acceptable PK and tolerability profiles making it amenable for long-term chronic therapy in a disease such as AATD.

Phase 1: Multiple Ascending Dose Trial in overweight Obese Subjects (MAD) — Neutrophil Elastase Activity

Peak Bio Clinical Trial Strategy

Based on its preclinical and clinical data package, Peak Bio licensed PHP-303 (formerly Bay 85-8501) from Bayer and performed two additional phase 1 studies to extend the dose range in single ascending and multiple ascending dose trials. The drug demonstrates PK and tolerability profiles that make it suitable for an oral, once daily dosing schedule. Based on these data the company is preparing to initiate a phase 2a proof of concept study in patients with AATD and performing collaborative proof of principle studies in preclinical models of acute lung injury.

The clinical development and commercialization of Peak Bio’s products will be regulated by the Food and Drug Administration (USA), the Medicines and Healthcare Products Regulatory Agency (MHRA) in the UK and European Medicines Agency (for countries in the European Union). Other countries have national authorities such as Canada (Health Canada) that also regulate clinical development and commercialization of therapeutic products.

Peak Bio has approved Clinical Trial Applications in both UK and Ireland for a planned Phase 2 trial in patients with a genetic disease – alpha-1 antitrypsin deficiency disease. The specific gene responsible for the disease is found in individuals of Scandinavian origin, thus our target geographies for commercialization are in Western Europe and North America. We have not yet filed applications for clinical trials in the USA or Canada, nor anticipate the need to file in these jurisdictions in order to complete the approved clinical trial. Peak Bio does maintain an active IND with the FDA to support the follow-up to the completed clinical trials in healthy volunteers.

Peak Bio has filed a request for Orphan Drug Designation with the US FDA. We are in the process of responding to FDA questions. Under the Orphan Drug Act of 1983 (the “Orphan Drug Act”), the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. If Peak Bio is able to obtain approval from the FDA, PHP-303 will be eligible the following benefits:

•
7-year marketing exclusivity to sponsors of approved orphan products
•
25% federal tax credit for expenses incurred in conducting clinical research within the United States
•
Tax credits may be applied to prior year or applied over as many as 20 years to future taxes
•
Waiver of Prescription Drug User Fee Act (PDUFA) fees for orphan drugs

•
A value of approximately $2.9 million in 2021
•
Ability to qualify to compete for research grants from the Office of Orphan Products Development (OOPD) to support clinical studies for orphan drugs
•
Eligibility to receive regulatory assistance and guidance from the FDA in the design of an overall drug development plan

Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations. Changes in regulations, statutes or the interpretation of existing regulations governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the pricing, coverage and reimbursement thereof could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. We cannot predict the likelihood, nature, or extent of health reform initiatives that may arise from future legislation or administrative action. However, we expect these initiatives to increase pressure on drug pricing. Further, certain broader legislation that is not targeted to the health care industry may nonetheless adversely affect our profitability. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

Even if we obtain FDA approval of any of our product candidates, we may never obtain approval or commercialize such products outside of the United States, which would limit our ability to realize their full market potential. In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties, and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain, and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our ability to realize the full market potential of our products will be harmed.

Drug marketing and reimbursement regulations may materially affect our ability to market and secure reimbursement for our products. We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of drugs is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future health care reform measures.

Even if we receive regulatory approval of any product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates. If any of our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with current Good Manufacturing Practice, or cGMP, and Good Clinical Practice, or GCP, requirements for any clinical trials that we conduct post-approval.

Manufacturers and their facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any marketing application, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a risk evaluation and mitigation strategies, or REMS, program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration.

The FDA may impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•
fines, warning letters or holds on clinical trials;
•
refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•
voluntary or mandatory product recalls and related publicity requirements;
•
total or partial suspension of production;
•
product seizure or detention or refusal to permit the import or export of our product candidates; and
•
injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is not inconsistent with the labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government

If we receive U.S. orphan drug designation for PHP-303 for the AATD indication and apply for and receive MHRA and/or EMA orphan drug designation, we may not be able to realize the benefits of such designation, including potential marketing exclusivity of our product candidates, if approved.

Regulatory authorities in some jurisdictions, including the United States and other major markets, may designate drugs intended to treat conditions or diseases affecting relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In order to obtain orphan designation in the European Economic Area, or EEA, the product must fulfill certain challenging criteria. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan medicinal product if it meets the following criteria: (1) such product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either the prevalence of such condition must not be more than five in 10,000 persons in the EU when the application is made, or without the benefits derived from orphan status, it must be unlikely that the marketing of the medicine would generate sufficient return in the EU to justify the investment needed for its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. A potential/ future designation of any of our product candidates as an orphan drug does not mean that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates.

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or foreign regulatory authorities from approving another marketing application for a product that constitutes a similar medicinal product treating the same indication for that marketing exclusivity period, except in limited circumstances. The applicable period is seven years in the United States and ten years in the EEA. The ten year period of market exclusivity in the EEA can be extended by a further two years if the product qualifies for a pediatric extension, but can be reduced to a period of six years if the orphan designation criteria are no-longer met after the fifth year Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition in the United States or EEA. Even after an orphan drug is approved, the FDA or EMA may subsequently approve another drug for the same condition if the FDA or EMA, as applicable, concludes that the latter drug is not a similar medicinal product or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

Our business is subject to risks associated with conducting business internationally. We source research and development, manufacturing, consulting, and other services from companies based throughout the United States, the EU, and select Asian countries and we will be planning and conducting our clinical trials in the United States, Canada, certain European countries, in the near-term and in the future.

Accordingly, our future results could be harmed by a variety of factors, including: economic weakness, including inflation, or political instability in varying economies and markets; differing regulatory requirements for drug approvals in non-European Union (EU) countries; differing jurisdictions could present different issues for securing, maintaining, or obtaining freedom to operate for our intellectual property in such jurisdictions; such jurisdictions; potentially reduced protection for intellectual property rights; difficulties in compliance with non-US laws and regulations; changes in non-U.S. regulations and customs, tariffs, and trade barriers; changes in non-U.S. currency exchange rates of the USD and currency controls; changes in a specific country’s or region’s political or economic environment, trade protection measures, import or export licensing requirements or other restrictive actions by the USA or non-U.S. governments; differing reimbursement regimes and price controls in certain non-U.S. markets; negative consequences from changes in tax laws; compliance with tax, employment, immigration, and labor laws for employees living or traveling outside of the USA; business interruptions resulting from geo-political actions, including war and terrorism, health epidemics and other widespread outbreaks of contagious disease, or natural disasters, including earthquakes, typhoons, hurricanes, floods, and fires; and business interruptions resulting from the COVID-19 pandemic or any other similar pandemic.

The United Kingdom’s (UK) withdrawal from the European Union (commonly referred to as Brexit) on January 3, 2020, may adversely impact our ability to obtain regulatory approvals of our product candidates and in particular PHP-303 in AATD in the European Union and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the European Union. There is considerable uncertainty resulting from a lack of precedent and the complexity of the UK and EU’s intertwined legal regimes as to how Brexit (following the Transition Period) will impact the life sciences industry in Europe, including our Company, including with respect to ongoing or future clinical trials, among other aspects. Since a significant proportion of the clinical and regulatory framework for PHP-303 utilizes Irish investigators and the fact that the UK (Brexit) would be applicable to our business and our product candidate for AATD is derived from EU directives and regulations, the withdrawal could materially impact the regulations with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK or the EU.

•
The impact will largely depend on the model and means by which Ireland and the UK’s relationship with the EU is governed post-Brexit and the extent to which the UK chooses to diverge from the EU regulatory framework.
•
As a result of Brexit, incentives related to an orphan designation granted in the EU are limited to the EU and Ireland but are not valid in UK.
•
The UK competent authority, MHRA, will review applications for orphan designation at the time of a marketing authorization, and there is no pre-marketing authorization orphan designation.

•
It is therefore possible that conditions that are currently designated as orphan conditions in the UK will no longer be and that conditions not currently designated as orphan conditions in the European Union will be designated as such in the UK.
•
In the EU, similar political, economic, and regulatory developments may affect our ability to profitably commercialize, or co-commercialize, our product candidates, if approved.
•
In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs.
•
The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy.
•
National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of product candidates in that context.
•
In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market product candidates, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize, or co-commercialize, our product candidates, if approved.
•
In markets outside of the United States, the EU and the UK, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific product candidates and therapies.
•
We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative action in the United States, the EU, the UK, or any other jurisdictions.
•
If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

PHP-303 for the Treatment of AATD

Overview

We are developing PHP-303 for the treatment of AATD, a potentially life-threatening rare, genetic condition that results in severe debilitating symptoms, including early-onset pulmonary emphysema. PHP-303 is a novel, selective, oral, once-daily, small molecule that is designed to inhibit the bioactive form of NE. Scientific data indicate that the increased risk of lung tissue injury in AATD patients may be due to inadequately controlled NE caused by insufficient AAT. We believe that by inhibiting NE, PHP-303 has the potential to reduce the destruction of lung tissue and stabilize clinical (lung) deterioration in AATD patients.

Background of Alpha-1-Antitrypsin Deficiency: AATD is a rare genetic disease that results in quantitative and/or qualitative defects in the AAT protein (https://www.lung.org/lung-health-diseases/lung-disease-lookup/alpha-1-antitrypsin-deficiency). Individuals can be characterized by the genotype of the SERPINA1 gene. In general, single nucleotide polymorphisms give rise to gene variants resulting in AAT proteins with single amino acid alterations. Although the AATD is an autosomal recessive disease, protein levels are regulated in an autosomal codominant manner, such that each allele contributes 50 percent to the serum AAT level. Most severely affected AATD patients include individuals who are homozygous for the Z allele (PI*ZZ), the null allele or the F (PI*FF) allele. These individuals experience emphysema at young age of onset with risk dramatically increased by exposure to cigarette smoke or occupational exposures. Patients with PI*ZZ genotype are also at high risk of liver cirrhosis, due to abnormal intracellular protein folding of mutant ATT resulting in damage to liver cells. The F allele results in a functionally abnormal protein without anti-protease activity, although AAT levels are normal. Non-smoker heterozygotes (PI*MZ or PI*SZ genotypes) experience a lower risk of lung disease, though risk increases in smokers.

There are estimated to be 70,000 to 100,000 individuals with AATD in the US. Worldwide, more than 3 million people are at risk of severe deficiency of AAT (https://www.rarediseaseadvisor.com/disease-info-pages/alpha-1-antitrypsin-deficiency-epidemiology-aatd). Similar to smoking related chronic obstructive pulmonary disease (COPD), AATD patients present clinically with dyspnea, cough, sputum production and wheezing. Lung function testing reveals fixed airflow obstruction and reduced diffusing capacity. Two distinct features of AATD are younger age of onset and a particular pattern of emphysema on lung imaging. The presentation of emphysema in a non-smoker or an individual with a family history of liver disease are also suggestive. Laboratory diagnosis of AATD has also advanced: current approaches favor simultaneous testing of the serum AAT level and targeted genotyping for the most common variants. The natural history of AATD is variable, with liver dysfunction accounting for most mortality in patients less than 40 years old. Longitudinal studies demonstrate progressive loss of lung function in older individuals, with annual rates of FEV1 decline of 44 -110 ml/year in non-smokers and much higher rates in smokers with AATD. Mortality rates increase dramatically as FEV1 falls below 35% predicted levels.

In addition to smoking abstinence or cessation, supportive treatment for COPD includes nutritional support, pulmonary rehabilitation, prophylactic vaccines and supplemental oxygen. Guidelines support administration of bronchodilators and corticosteroids. Replacement therapy for AAT is used for individuals with low serum levels of AAT and airflow obstruction. Pooled human AAT is administered by weekly infusion and is associated with adverse events and vein collapse necessitating a central line with long-term weekly intravenous infusions and include such products as Prolastin, Aralast, Zemaira, Trypsone, Alfalastin, Glassia, and Respreeza. These agents have been approved in the United States and Europe based on biochemical efficacy or demonstration of increased plasma levels of AAT. The 2015 RAPID trial demonstrated that replacement therapy reduced the rate of decline of lung density assessed by High- Resolution CT imaging, suggesting likely clinical benefit. This effect was sustained for a four-year treatment period (Chapman et al., 2015, Lancet 386:360). Lung transplantation is an option for selected subjects with advanced emphysema. Experimental therapies in development for AATD include inhibitors of NE, (such as PHP-303), RNA interference agents, AAT correctors and gene therapy. None of these experimental approaches has yet demonstrated compelling clinical benefit nor gained regulatory approval.

Our Approach

Our product candidate for treating AATD is PHP-303, a 0.65 nM (in vitro IC50 value for inhibition of human NE), selective, oral, once-daily, small molecule that is designed to inhibit the bioactive form of NE (von Nussbaum et al., 2015). We believe that by inhibiting NE, PHP-303 has the potential to reduce the enzymatic destruction of lung tissue in these patients. pH Pharma (now Peak Bio Co., Ltd.) has established a research agreement with the Alpha-1 Project, a for-profit organization that pursues treatments for AATD to enhance the lives of these patients. We believe that this relationship with the Alpha-1 Project will help garner access to patients, potential investigators, clinicians, and important information on advances in the treatment of AATD. The convenient once-daily, oral dosing of PHP-303 could provide a significant advantage compared to the current treatments for AATD which are surgery or weekly intravenous AAT augmentation therapy.

Planned Phase 2 Clinical Trial in AATD

We plan to evaluate the safety, tolerability, pharmacokinetic properties, and pharmacodynamic properties (elastin degradation and anti-inflammatory biomarkers, patient questionnaire, lung function) for two doses (10 mg and 20 mg) of PHP-303 in AATD patients and determine the optimal dosage for patients based on these parameters. pH Pharma, now Peak Bio Co., Ltd., has contracted with a principal investigator at the Royal College of Surgeons in Ireland and with a principal investigator at the University of Birmingham to conduct the Phase 2 AATD trial in Ireland and UK, each of whom have numerous publications and experience in the area of AATD clinical trials (For e.g., European Respiratory Journal 2019 53: 1900138; DOI: 10.1183/13993003.00138-2019). Data from this trial will inform the design of a pivotal trial with registrational intent.

PHP-303 for the Treatment of ARDS

Acute respiratory distress syndrome, ARDS, is acute, severe, and results in lung injury. It is defined as respiratory failure with bilateral lung opacities, not due to cardiac failure or fluid overload, occurring within one week of a known clinical insult or the onset of new pulmonary symptoms. Severity correlates with blood oxygen levels with mortality reaching 50% for individuals with severe disease. Although numerous conditions can predispose to ARDS; sepsis, aspiration pneumonitis, bacterial or viral pneumonia, trauma and inhalational injuries are commonly recognized complications that follow. The recent emergence of COVID-19. a pathogen with the ability to directly damage lung epithelial cells. has led to a large number of ARDS cases.

The National Center for Biotechnology Information (NCBI; Nov. 2019) estimated, that in the US, the incidence of ARDS ranged from 64.2 to 78.9 cases/100,000 people with 75% of those cases being moderate to severe (reviewed in Diamond et al., 2021, Acute Respiratory Distress Syndrome – StatPearls—NCBI). The incidence of ARDS in European countries has been reported as a range of 1.5 to 79 cases per 100,000 population and that ARDS rates were higher in North America, Oceania, and Europe compared to South America, Africa, and Asia (reviewed in Confalonieri et al., 2017, Eur Res Rev 26:160). We will be able to estimate the potential of PHP-303 therapy in ARDS, only when we know how COVID-19 has impacted the numbers (and severity) of ARDS worldwide.

The pathophysiology of ARDS begins with an exudative or fluid leakage in the lungs, a phase also termed diffuse alveolar damage. Prominent features included damage to the alveolar-capillary membrane and alveolar filling with fluid, protein debris and cellular infiltrates (Gonzales et al., 2015; Mathay & Zemans, 2011, Annu Rev Pathol, 6:147). Alveolar type II cell hyperplasia and formation of hyaline membranes are also recognized. A fibroproliferative phase follows characterized by resolution of alveolar and interstitial edema, continued proliferation of type II alveolar cells, squamous metaplasia, myofibroblast infiltration and collagen deposition. Some patients progress to a fibrotic stage with destruction of lung units and replacement by fibrous tissue (scarring) and cyst formation leading to greater morbidity and potentially mortality.

Accumulating evidence suggests that release of inflammatory cytokines and proteolytic enzymes from neutrophils, platelets, monocytes and macrophages may contribute to lung inflammation and epithelial damage characteristic of ARDS. This suggestive evidence is a central theme and hypothesis for the utility of PHP-303, in ARDS. NET formation has been correlated with COVID-19-associated ARDS severity and mortality in both preclinical models and human data. (Barnes et al., 2020, J Exp Med, 217; Adrover et al, 2022, JCI Insight,7:e15734). NET formation has also been implicated in small and large vessel thrombotic events recognized in the context of acute lung injury.

We are presently performing preclinical studies to examine the role of NE, NET formation and treatment with PHP-303 in several lung injury models. These studies are designed to determine if PHP-303 can inhibit NETosis in activated freshly isolated neutrophils; reach effective concentrations in the lung; and demonstrate efficacy in preclinical animal models of lung damage/COVID-19 infection with evidence of a decrease in NETosis.

The results of these studies will guide further preclinical and potentially clinical development of PHP-303 for the treatment of ARDS. We postulate that by inhibiting NE, PHP-303 has the potential to reduce the destruction of lung tissue and alleviate clinical deterioration in ARDS patients, particularly in those patients in which the development of their diseases is associated with high levels of NETosis.

Material Agreements

The Bayer Agreement

In March 2017, the Company entered into an Assignment, License, Development and Commercialization Agreement with Bayer (the “Bayer Agreement”) in regard to the assignment by Bayer to the Company of Bayer’s patents covering a neutrophil elastase inhibitor compound (which we refer to as PHP-303) and a license by Bayer to the Company of Bayer’s know-how for the development, manufacture and commercialization of the compound.

The Bayer Agreement is terminable by either party for material breach by the other party or in the event of bankruptcy or insolvency of the other party, in each case, subject to an opportunity to cure of 90 and 60 days respectively. The Bayer Agreement is also terminable by the Company at any time for convenience or in the event of Company safety concerns.

Alpha-1 Project Research Agreement

On June 28, 2019, the Alpha-1 Project, Inc. (TAP) entered into a sponsored Research Agreement with pH Pharma Co, Ltd, now referred to as Peak Bio Co., Ltd. TAP is a for-profit entity focused on identifying, funding, providing expertise and accelerating diagnostic and therapeutic interventions for patients with the rare disease AATD. Peak Bio proposed use of its molecule PHP-303 for research activities for developing novel therapeutics based on PHP-303, a neutrophil elastase inhibitor targeting AAT and AATD. Peak Bio Co., Ltd. has entered into a funding agreement with TAP to support funding for activities related to Phase 2 clinical trials for PHP-303. $100,000 USD was provided by TAP for the research effort and for that consideration and upon execution of the agreement Peak Bio Co., Ltd. issued TAP 4,800 shares of its common stock at the most recent share price at that time.

The funding is for the sole purpose of the clinical trial activities of the PHP-303 in the treatment of AATD, however, Peak Bio Co., Ltd. shall be solely responsible for the management, conduct, oversight and generation of a final report of the Research Plan and results. TAP has the right to participate in any future external grant funding activities of Peak Bio Co., Ltd. and TAP may elect to participate in such funding on a “most favored nations” basis. Peak Bio and TAP formed a “steering committee” to oversee the funded activities during the term of the agreement and to act as a forum for TAP to provide reasonable comments and input on the scientific progress of the research.

TAP and Peak Bio Co., Ltd. have rights to publications of completed data within scope of not compromising of Peak Bio’s confidential information or proprietary know-how or trade secrets or that could compromise securing patent protection of any inventions arising from the research plan. In addition, Peak Bio Co., Ltd. is required to acknowledge the support of TAP in any future publications from the research. Each of TAP and Peak Bio retained ownership and control of their respective works of authorship, know-how, information, and data, and intellectual property therein, that were in existence as of the date of the Research Agreement or are later generated outside of scope of the research plan. Peak Bio Co., Ltd. will own all arising data and intellectual property arising from the research plan, and accordingly, TAP hereby assigns to Peak Bio Co., Ltd. (and shall cooperate with Peak Bio Co., Ltd. to execute assignment documents as necessary to perfect the assignment to Peak Bio Co., Ltd. of any and all such intellectual property rights arising out of the research plan). TAP will acquire no ownership interest or other rights or licenses of any kind whatsoever in any intellectual property, data or results or any patents or patent applications or know-how arising out of the research plan.

TAP will be entitled to receive milestone payments as a percentage of total funding, with such payments due if, as and when there occur the following events in the development and commercialization of any product derived from the research plan. Milestone payments in aggregate will not exceed 350% of any money funded by TAP to Peak Bio for regulatory approval, achievement of first commercial sale and after cumulative net sales considerations. To date, the amount of the funded research proceeds provided to Peak Bio Co., Ltd. by TAP is $100,000 USD that would be subject to this payment calculation.

In January 2021, we entered into an agreement with the U.S. DoD to perform “Preclinical Studies of PHP-303, a Neutrophil Elastase Inhibitor to Treat Severe COVID-19 Associated Acute Respiratory Distress Syndrome and Lung Injury”. We have been awarded up to $3,954,626 in expense reimbursement for preclinical studies to obtain pharmacokinetic data with PHP-303, a neutrophil elastase (NE) inhibitor, and to determine if PHP-303 can inhibit NETosis and/or oppose the damaging effects of the large amounts of NE released into tissue during this biological process. And, if PHP-303 does inhibit NETosis, does this improve outcomes in animal models of acute lung injury including a COVID-19 model. Through this effort with the DoD, we intend to identify whether, based on preclinical data, PHP-303 looks like a potential treatment for ARDS that occurs in a subset of some of the most ill COVID-19 patients. The work being done under this grant could also establish a preclinically-based foundation of data for the potential utility of PHP-303 treatment of patients with ARDS due to other underlying bacterial/viral infections and/or in other disease states in which high levels of neutrophil elastase and/or NETosis are part of the disease etiology. COVID-19 is most easily spread among individuals in close contact and has a disproportional impact on persons of advanced age, so PHP-303 may offer significant benefit to active-duty warfighters, veterans, and their families aligning our capabilities with the DoD’s mission to respond to the COVID-19 pandemic and to provide medical countermeasures for the warfighter and the nation against present and future biological and chemical agents of concern. If the studies performed under this grant indicate that PHP-303 could be a promising treatment for COVID-19-related ARDS, we are positioned such that we could take PHP-303 into a phase 2 clinical trial. PHP-303 is already in clinical development. We believe our partnership with the DoD could enable us to leverage our compound, PHP-303, in additional therapeutic applications, such as in a future viral pandemic if it involves lung damage induced by inadequate endogenous opposition of NE and/or NETosis. We own all study data generated under the DoD Agreement, whether generated by us or the DoD, and the DoD will have no ownership interest in any inventions resulting from the agreement. Accordingly, any therapeutic or prototype developed under the agreement will be owned by us. Under the DoD agreement, we are required to use commercially reasonable efforts to complete specified research activities for the prototype project based on the estimated cost for such prototype. In connection with the DoD Agreement, we are eligible to receive up to $3,954,626 in the aggregate from DoD, subject to continued compliance with the terms of the DoD agreement and future pricing strategy. We are not obligated to pay any royalties or other future consideration under this agreement. The DoD agreement was extended to expire March 31, 2023, subject to completion of the prototype project as determined by a DoD official in accordance with key technical goals established for the project or results that justify completion. The DoD may terminate the agreement in its entirety for convenience or in whole or in part for our material breach of the agreement.

The following statement are required to accompany any public release of information pertaining to the agreement:

(1)
“The U.S. Army Medical Research Acquisition Activity, 820 Chandler Street, Fort Detrick MD 21702-5014 is the awarding and administering acquisition office.”
(2)
“This work was supported by the Assistant Secretary of Defense for Health Affairs, through the Peer Reviewed Medical Research Program under Award No. W81XWH2110042. Opinions, interpretations, conclusions and recommendations are those of the author and are not necessarily endorsed by the Department of Defense.”
(3)
“In conducting research using animals, the investigator(s) adheres to the laws of the United States and regulations of the Department of Agriculture.”
(4)
“In the conduct of research utilizing recombinant DNA, the investigator adhered to NIH Guidelines for research involving recombinant DNA molecules.”
(5)
“In the conduct of research involving hazardous organisms or toxins, the investigator adhered to the CDC-NIH Guide for Biosafety in Microbiological and Biomedical Laboratories.”

Manufacturing

We have been using raw materials and finished products supplied directly from Bayer in Germany, which has the highest level of CMC (manufacturing/quality) technology among global pharmaceutical companies and have used them in our preclinical and initial clinical trials. For our finished products, we recently transferred technology to Catalent, the largest contract producer in the United States, for manufacture, allowing for the establishment of a very stable and efficient partnership for the supply of clinical investigational drugs and the development of commercial products.

Although PHP-303 is currently in the early clinical development stage, we took over the technology after reaching a high process development level in Bayer to the extent that high-purity raw materials of several kilograms (Kg) or more can be produced, so late clinical supply is possible. The finished product has also been developed with a stable formulation, so our CMC development process has been completed from adding of high-capacity tablets to large-scale commercial production.

We do not own or operate facilities for the manufacturing of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We have entered into manufacturing agreements with a number of drug substance, drug product, and other manufacturers and suppliers for PHP-303, and we intend to enter into additional manufacturing agreements as necessary. Following our license of PHP-303, we acquired certain clinical trial materials and we plan to outsource production of further clinical supplies to our own manufacturing partners. We also intend to outsource certain product formulation trials. We expect that drug product pre-validation and validation batches will be manufactured to satisfy regulatory requirements when we progress products to late-stage trials.

We do not yet have any contractual relationships for the manufacture of commercial supplies of PHP-303, and we intend to enter into contractual relationships for commercial supplies following approvals of our investigational therapies. Any batches of product candidates for commercialization will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA, the EMA, and the regulatory agencies of other jurisdictions in which we are seeking approval. We utilize our internal resources and experienced consultants to manage our manufacturing contractors and ensure they are compliant with current good manufacturing practices.

Commercialization, Sales, and Marketing

We do not have our own marketing, sales, or distribution capabilities. In order to commercialize our product candidates, if approved for commercial sale, we must either develop a sales and marketing infrastructure or collaborate with third parties that have sales and marketing experience. We plan to establish our own sales and marketing organization in the United States and Europe for PHP-303 and may seek to directly commercialize our future product candidates. In markets for which commercialization may be less capital efficient for us, we may selectively pursue arrangements with third parties in order to maximize the commercial potential of PHP-303, and our future product candidates. We intend to seek to and may enter into one or more strategic relationships with third parties for PHP-303 to undertake the next phase of clinical development and, if approved, for commercialization, enter into strategic relationships with third parties for further clinical development and/or commercialization of PHP-303.

Competition AATD

We compete directly with other biopharmaceutical and pharmaceutical companies that focus on the treatment of AATD or ARDS. We may also face competition from academic research institutions, governmental agencies, and other various public and private research institutions. We expect to face increasingly intense competition as new technologies become available. Any product candidates, including PHP-303 that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

Current approved treatments for alpha-1 antitrypsin deficiency

We consider PHP-303’s current closest potential competitors for the treatment of severe AATD to be alpha1-proteinase inhibitors that are administered intravenously in AAT augmentation therapy. Currently, there are four inhibitors on the market in the United States: Grifols’s Prolastin-C, Shire’s Aralast, CSL’s Zemaira and Kamada’s Glassia. Kamada is also investigating an inhaled version of augmentation therapy and Apic Bio and Adverum are in the early stages of developing gene-therapy approaches for AATD. Santhera has in licensed an inhaled NEI and is planning a multiple ascending dose study, with the initial indication targeted being cystic fibrosis.

In Phase 2 development is the Mereo BioPharma compound, alvelestat, which was licensed from AstraZeneca. On May 9, 2022, Mereo announced positive top-line efficacy and safety results from its “ASTRAEUS” a Phase 2 study of the investigational oral NEI, alvelestat (MPH-966), in patients with severe AATD-associated emphysema. The double-blind, placebo-controlled study evaluated two different doses of alvelestat (high or low [120mg] dose) administered twice daily versus placebo over a 12-week period (with evaluation at weeks 4, 8 and 12), and its effect on three primary biomarker endpoints associated with AATD-related lung disease, blood NE activity, a NE-driven target breakdown product of fibrogen, A@-val360, and the elastin breakdown product, desmosine. At the high dose, alvelestat demonstrated statistically significant changes versus placebo in all three primary biomarker endpoints that included ~90% inhibition of NE at the high undisclosed dose.

It is our belief these Mereo data support target and pathway engagement in AATD patients by a NEI at clinically available doses. To the extent these are class effects, these data potentially de-risk the Peak Bio PHP-303 AATD program. Based on PHP-303’s attributes, Peak Bio plans to move it forward into phase 2 trials with oral administration at doses of 10 mg and 20 mg once daily. We have been and continue to follow closely any biomarkers assessed in AATD clinical trials, and data around them, but do believe that the regulatory approach still needs better assessment at this juncture. As we learn more, we intend to capture as much intelligence around a good clinical and regulatory strategy moving forward. Overall, the Mereo NEI positive results contribute to our belief that PHP-303 is well positioned for possible clinical development.

As discussed previously, PHP-303 has demonstrated greater than 90% NE inhibition at doses of 5mg, 10mg and 20mg as a once daily oral administration. Additionally, PHP-303 appears to inhibit the bioactive form of NE. This will be explored more in-depth as we progress the program forward.

Competition ARDS (Acute/Subacute, Covid-19)

The competitive nature of ARDS treatments (Acute, Sub-acute, and Chronic) as they relate specifically to traditional definitions of ARDS or most recently the global pandemic associated with COVID-19-associated ARDS, has many facets. There is an evolving science around COVID-19 and ARDS in which it is potentially important to consider the roles of Acute, Chronic, and now Sub-Acute COVID-19 and the various treatment options for these conditions that are both on the market and still experimental. In many instances there is cross-over in the treatments associated with ARDS and COVID-19 and very dependent on severity of disease. Since we are focused on pharmaceutical treatments and specifically immunomodulation and the impact of the inflammatory cascade associated with ARDS in COVID-19 and ARDS we will forgo discussion of other therapies involving mechanical ventilation strategies, the evolving utility of ECMO and antiviral therapies.

Immuno-modulators: As discussed previously, a subgroup of patients with severe COVID-19 and/or ARDS demonstrate a serious immune response known as cytokine release syndrome. Current suggestions are to screen all patients with severe COVID-19 for this syndrome, even though it’s usually rare.

Corticosteroids and monoclonal antibodies: To treat hyper-inflammation, immune-modulator drugs such as corticosteroids or monoclonal antibodies are emerging as therapies but with equivocal results. For example, the monoclonal antibody therapies being utilized either experimentally or approved were originally developed to treat conditions such as rheumatoid arthritis. They may limit lung inflammation but also inhibit immune responses and pathogen clearance, according to observational studies on SARS/MERS patients.

Due to the lack of reliable evidence from large-scale randomized clinical trials, there has been uncertainty with regards to the effectiveness of corticosteroids in COVID-19 patients. Preliminary findings from a recent study report shows that a low dosage of dexamethasone reduces 28-day mortality in patients with COVID-19 who are receiving respiratory support. The results have many caveats but generally suggest corticosteroid therapy may be beneficial. However, it is unclear which ARDS patients are most likely to benefit from this treatment, because ARDS patients consist of heterogeneous populations with likely different inflammatory pathways leading to ARDS.

With regards to monoclonal antibody approaches there are two monoclonal antibodies, tocilizumab and sarilumab [antibodies that block interlukin-6 receptor (IL-6R)], that have been re-purposed for the treatment of ARDS in COVID-19 patients. Both agents were approved for the treatment of rheumatoid arthritis. Tocilizumab has been tested in several COVID-19 clinical studies with sometimes conflicting results, but overall the data suggests a mortality benefit (reviewed in https://www.uptodate.com/contents/covid-19-management-in-hospitalized-adults?search=covid-19-management-inhospitalized%20adults&source=search_result&selectedTitle=1~150&usage_type=default&display_rank=1). Sarilumab treatment, in COVID-19 trails, on the other hand, has had less robust effects. COVID-19 has now moved into its endemic phase and some new stains are better at evading our immune system responses, therefore the search for new treatments continues.

We believe that PHP-303 could potentially serve as one of several novel approaches to the treatment of ARDS and may also have potential utility in treating “long-COVID”. We now see a growing cohort of individuals suffering from this condition. Long-COVID, or similar conditions, are likely to greatly impact patients’ long-term quality of life including hampering their ability to even do the simplest of tasks associated with daily living or work. Resources-permitting, we may investigate the role of PHP-303 in inflammation, and inflammation involving long COVID-19.

Antibody-drug-conjugates (ADC):

Peak Bio has leveraged two decades of industry learnings in expanding an important area of the antibody-drug-conjugate (ADC) field allowing for highly targeted treatments in cancer. Despite the continued scientific advancements in the cancer field that has led to the many incremental improvements in patient cancer survival, there continues to be a need for ADCs that not only deliver antibody-directed payloads selectively to their tumors, but to also release them via improved linker technology avoiding the potential for significant off-target toxicities. Secondly, based on the success of immune checkpoint inhibitors, we believe that adding an immunomodulatory effect to our toxin(s) that engages our immune systems to assist in the cancer killing would contribute to increased tumor regression.

These incremental improvements in cancer treatments for patients and specifically ADCs has also led to the growing commercial success of ADCs currently on the market and likely for those currently in development. A quick scan of the deal flow associated with ADCs over the past 5 years is encouraging both from their continued clinical and commercial success. We believe, Peak Bio is well-positioned to take advantage of this field with our proprietary ADC based therapeutics. We are poised to launch our platform of proprietary in-house technologies that enable us to design ADCs that we believe potentially offers improved ADC characteristics such as a dual mechanism of action (MoA), immune stimulation, and being refractory to multi-drug resistance (MDR)- related forms of resistance.

Antibody drug conjugates are an established therapeutic approach in oncology where an antibody is used to selectively deliver a potent toxin directly to tumor cells. The goal is to focus and maximize the ADC’s activity at the tumor site, sparing normal tissues and organs, resulting in a wide therapeutic index. There are four important aspects of an ADC approach/ program- 1) an antigen, a carbohydrate or protein moiety that is expressed preferentially on tumor cells, or cells in the tumor microenvironment contributing to its survival, 2) an antibody, a protein from the immunoglobulin family that is highly selective for seeking out the tumor antigen wherever tumor cells reside, 3) a toxin that is often a small molecule or a protein (also called payload or warhead) that is 10-10,000 times more potent than conventional chemotherapy, or sometimes a chemotherapy itself and 4) a linker that serves to attach the small molecule to the antibody.

Cell-surface receptor internalization and recycling is a process that is physiological to normal and cancer cells and most ADCs that complex with target antigen receptors are internalized within the cancer cells, delivering, and releasing the payload, triggering cell death. Additionally, some ADCs also may have a feature engineered into their linkers that allow the payload to be released in the tumor environment by exploiting some feature specific to a tumor, for e.g., low pH conditions, or high tumor expression of certain enzymes such as beta-glucuronidase.

ADCs have demonstrated therapeutic efficacy in clinical trials and an increasing number of ADCs are standards of care in various hematologic and solid cancers (see below). Most of ADC research has primarily focused on antigen and target discovery as opposed to payload discovery where Peak Bio is making progress.

FDA-approved ADCs through 2022

ADC	Trade name	Target	Company	Indication	Approval Year
Microtubule inhibitor payload class

Brentuximab vedotin	Adcetris	CD30	Seattle Genetics, Millennium/ Takeda	relapsed HL and relapsed sALCL	2011

Trastuzumab emtansine	Kadcyla	HER2	Genentech, Roche	HER2-positive metastatic breast cancer (mBC) following treatment with trastuzumab and a maytansinoid	2013

Polatuzumab vedotin-piiq	Polivy	CD79	Genentech, Roche	relapsed or refractory (R/R) diffuse large B-cell lymphoma (DLBCL)	2019

Enfortumab vedotin	Padcev	Nectin-4	Astellas/ Seattle Genetics	adult patients with locally advanced or metastatic urothelial cancer who have received a PD-1 or PD-L1 inhibitor, and a Pt-containing therapy	2019

Belantamab mafodotin-blmf	Blenrep	BCMA	GlaxoSmithKline (GSK)	adult patients with relapsed or refractory multiple myeloma	2020

Tisotumab vedotin-tftv	Tivdak	Tissue factor	Seagen Inc	Recurrent or metastatic cervical cancer	2021

Disitamab vedotin	Aidixi	Her2	Remegen Biosciences/ Seagen Inc	HER2 expressing urothelial cancer	2021

Mirvetuximab soravtansine	Elahere	FR alpha	Immunogen	Platinum-resistant ovarian cancer	2022

DNA-acting payload class

Gemtuzumab ozogamicin	Mylotarg	CD33	Pfizer/ Wyeth	relapsed acute myelogenous leukemia (AML)	2017 2000

Inotuzumab ozogamicin	Besponsa	CD22	Pfizer/ Wyeth	relapsed or refractory CD22-positive B-cell precursor acute lymphoblastic leukemia	2017

Loncastuximab tesirine-lpyl	Zynlonta	CD19	ADC Therapeutics	Large B-cell lymphoma	2021

Topoisomerase I inhibitor payload class

Trastuzumab deruxtecan	Enhertu	HER2	AstraZeneca/ Daiichi Sankyo	adult patients with unresectable or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 based regimens. unresectable or metastatic breast cancer patients with HER2-low lesions and NSCLC patients with HER2-mutations	2019 2022

Sacituzumab govitecan	Trodelvy	Trop-2	Immunomedics	adult patients with metastatic triple-negative breast cancer (mTNBC) who have received at least two prior therapies for patients with relapsed or refractory metastatic disease	2020

Peptide toxin class

Moxetumomab pasudotox	Lumoxiti	CD22	AstraZeneca	adults with relapsed or refractory hairy cell leukemia (HCL)	2018

Peak Bio antibody catalog:

We leverage our team’s deep experience and proficiency in oncology research for selecting our target antigens. If there is scientific validation from academia or industry in peer-reviewed journals or clinical validation by any form of oncology therapeutic, then these targets are given weighted preference. Here the primary focus is directed towards engineering in desired features in combination with our novel payload(s). Also, we utilize our expertise in data mining of publicly available clinical data sets to seek out under-represented targets that may be relevant to hematologic and solid cancers.

Once short-listed, we perform literature searches for published monoclonal antibodies that have been described to target those candidates. Using such information, we generate a catalog of proof-of-concept (POC) antibodies to be used in combination with our proprietary toxins to create differentiated ADCs. Where needed, we may also generate our own monoclonal antibodies in normal or humanized mice. To date, we have generated over twenty POC antibodies and expressed them in monomeric IgG format in Chinese hamster ovary cells for exploratory evaluation at laboratory scale. Using processes described above and platforms such as Oncomine and Megasampler, we have identified over 50 cancer-associated targets that we intend to evaluate with antibody-based therapeutics.

Need for new ADC Toxin strategies:

The ADC field started with the most potent toxins- for e.g., calicheamicin (Wyeth/ Pfizer). After observing the pre-clinical and clinical toxicities of these toxin warheads, the field moved down the potency scale towards the maytansines and the auristatins- monomethyl auristatin E/ F abbreviated MMAE/ MMAF (Seattle Genetics/ SeaGen), Auristatin Au101 (Pfizer)- and towards the camptothecins (Immunogen). This is where the moderate potency payload containing ADCs achieved clinical successes with multiple different targets. Those ADC programs working with the more potent toxin warheads focused on linker stability and identifying targets with low to normal tissue expression to achieve acceptable therapeutic indices.

Of the 14 ADCs that are currently in the clinic, eight feature microtubule inhibitors- vedotin/ MMAE (5), mafodotin/ MMAF (1), soravtansine/ DM4 (1) and emtansine/ DM1 (1); two feature topoisomerase inhibitors- govitecan (1) and deruxtecan/ DXd (1); three feature DNA-acting payloads- ozogamicin/ calicheamicin (2) and tesirine (1); and lastly, one featuring a peptide toxin from the bacterium Pseudomonas aeruginosa- pasudotox (1).

Based on published results, even after opting for lower potency, these payloads have been linked to the following toxicities in multiple approved ADCs- MMAE (neutropenia, peripheral neuropathy and gastrointestinal), MMAF (thrombocytopenia and ocular), DM1 (thrombocytopenia, neutropenia and gastrointestinal), calicheamicin (thrombocytopenia, gastrointestinal and hepatic veno-occlusive disease) and DXd (stomatitis and interstitial lung disease).

Research and investment into novel payloads are also necessary from the viewpoint of durable efficacy and reducing the potential for resistance. Like several chemotherapies, ADC payloads such as MMAE are substrates of MDR pumps (also called ABC transporters or P-glycoprotein) and MDR-mediated resistance to ADC therapy are being highlighted in scientific publications. Finally, topoisomerase I mutations associated with resistance to camptothecin/ irinotecan family of payloads have also been identified.

The above factors limit the ability of current ADC payloads to maintain durable tumor regression and reemphasize the need for new ADC payloads in drug development. We, therefore, focused on payload research, to provide optionality for our patients.

Our strategy was to select for a payload with nanomolar potency with sufficient cytotoxic ability and select for MoA that would include a second complementary punch to provide additional potency.

Given the clinical success of various checkpoint inhibitors, it was reasonable that the modulation of the innate or adaptive immune system by an ADC payload could perform this complementary, yet orthogonal function. Immune cells are nature’s defense against foreign invaders- bacteria and viruses- but fail to identify and destroy cancer cells as a) the latter are derived from self, and b) immune cells are prone to active suppression by the tumor. We leveraged our understanding of oncology, immunology, and immuno-oncology to prioritize biologies that would have this dual activity. It is this concept that we believe allows for a potentially more robust cancer therapeutic approach.

In theory, these dual acting payloads would have:

1.
A mechanism for inducing cell death that would be distinct from that of approved clinical ADC payloads. This could potentially give rise to ADCs with different AEs and risk profiles.
2.
A mechanism for modulating the immune system as a) the latter’s entire function is to seek and destroy cells with a target antigen, b) these cells have the inherent VDJ recombination diversity to match the evolving landscape of tumor mutations and escape, c) can affect long term durable regressions due to immune activation and memory cells that may be activated during recurrence, d) can expand the scope of therapy beyond the ADC’s target antigen by recognizing other antigens (termed epitope spreading) on the cancer cell surface, and e) potentially reduce the payload dose by not being reliant on the cytotoxic mechanism alone. As it takes at least 2 weeks to obtain an adaptive immune response, this second mechanism would follow the initial payload-induced cytotoxicity in time and kill the tumor cells that were not killed by or escaped the ADC treatment.

PH-1 family of payloads targeting splicing:

a) Biology of splicing:

In higher organisms, eukaryotes, coding regions of the genome called exons are interrupted by noncoding sequences known as introns or “junk DNA”. Genes are expressed by a two-step process. A first step called transcription that expresses deoxyribonucleic acid (DNA) as an intermediate called ribonucleic acid (RNA). It is at this intermediate step that introns are removed to generate a mature and functional mRNA molecule. The splicing machinery, known as spliceosomes, comprises five small nuclear ribonucleoprotein particles (snRNPs) that interact with more than 200 different auxiliary and regulatory factors that work in concert to precisely remove introns and connect the coding exons end-to-end and generate the final “mature” RNA. The removal of introns from mRNA is referred to as alternative splicing (AS) or simply splicing. In step two, the mature RNA is translated into various functional proteins.

Over the past 15 years, the role of alternative splicing in human disease has become apparent. When the human genome project was completed, in silico analysis predicted that at least 75% of human genes underwent splicing and that 15-50% of genetic diseases were related to aberrant splicing events. With growing knowledge in the areas of algorithms that accurately predict splicing, and advances in areas of high-throughput validation of spliced protein isoforms (proteomics and immunopeptidomics), we now know that this percentage is even higher.

We now know splicing has been implicated in malignant progression of hematologic and solid tumors, enhancing development of features such as increased cell proliferation, invasion, and recruitment of tumor blood vessels. This happens in different ways:

1.
The molecular hallmark of the above features is that alternative splicing switches (AS switches) out protein variants or isoforms that function much like oncogenes in stimulating the same molecular signaling pathways as oncogenic driver mutations do. Alternatively, mutations in spliceosome component genes such as SF3B1, PH5A, and U2AF1, and genes affecting their regulation, may also drive AS switches as was detected in multiple studies across 33 different cancer types. These “hotspot” mutations in spliceosome proteins affect AS on a global scale and affect multiple signaling pathways contributing to malignant transformation. Conversely, cancers with splicing hotspot mutations also had reduced T-cell infiltration as determined by gene signatures suggesting that cancers with defective splicing may respond to immune stimulation.
2.
During oncogenic transformation of hematopoietic cancers such as acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS), AS maintained the “stem-cell” state of healthy stem cell progenitors and changed during the malignant transition.
3.
In addition to the altered RNA processing role of splicing in cancer, other studies implicated AS and splice variants in development of drug resistance due to emergence of new variants that were not susceptible to current standards of care. Alternatively, higher intron retention was observed in chronic myelogenous leukemia (CML) patients undergoing remission as opposed to healthy donors. The latter observation suggests that CML remission may be linked to a form of correction or reversal associated with splicing.
4.
Finally, mutations in SF3B1 and SRFSF1 spliceosome genes have been associated with synthetic lethality during malignant hematopoiesis. Where function of one normal copy of the gene is lost during the malignant transformation process of MDS, AML, and chronic lymphocytic leukemia (CLL) cancers, if the remaining functional copy is targeted by genetic deletion or its function by inhibitors, it results in defective hematopoiesis of leukemia cells.

Therefore, we hypothesized that ADC payloads targeting splicing may have the following effects:

1.
Global effects on splicing of thousands of genes vital to the cancer cell survival and proliferation, even AS switches functioning as oncogenic drivers. Assuming fail-safe mechanisms called nonsense-mediated decay (NMD) functioned normally, identified, and prevented the mis-spliced RNAs from being translated into protein, this would result in global depletion of genes vital to the cancer cell and result in cell death.
2.
Depending on potency, accumulation of thousands of aberrant mis-spliced, and potentially mis-folded unnatural proteins within the cell may cause death by endoplasmic reticulum (ER) stress and unfolded protein response.
3.
Induce synthetic lethality in cancers containing one functional copy of spliceosome genes.
4.
Reduction in some aspect or feature of malignancy.
5.
Increased sensitivity to some standards of care and/ or targeted therapies.
6.
Finally, if a significant fraction of mis-spliced RNAs overcame NMD, the resultant proteins containing unnatural or neopeptides (also known as neoepitopes) could aid in immune recognition of cancer cells as foreign and result in their eradication.

Thus, having identified a biology for ADC payload that may simultaneously a) induce cytotoxicity by a mechanism different from conventional ADCs, and b) stimulate and activate immune cells, we turned our focus towards spliceosome modulators.

b) Thailanstatin payloads:

In nature, bacteria and fungi are the source of many toxins.

One such bacterium Pseudomonas sp. 2663 produced a small molecule toxin termed FR901464 or Spliceostatin A. FR901464 biosynthesis by Pseudomonas sp. 2663 was performed by a cluster of genes called fr9. Screening of fr9-like gene clusters in other bacteria identified a bacterium by the name of Burkholderia thailandensis MSMB43, that produced the toxin Thailanstatin. Research groups then proceeded to purify Thailanstatins A, B and C from fermentation broth and demonstrated its cytotoxic effect on cell lines and confirmed its anti-splicing MoA.

We focused on Thailanstatin as an ideal ADC payload with the potential to induce cytotoxicity and immune activation creating two distinct ways to enhance the killing of targeted cancer cells.

Over time, we generated and evaluated a series of 13 non-natural Thailanstatin (Th) analogs through structure activity relationship (SAR) studies and optimized for potency and metabolic stability. These naked analogs were evaluated for potency and permeability against a panel of a dozen cell lines. Those analogs that were amenable to linker addition and suited for ADC development were given preference. Test conjugations of Th linker-toxin analogs were performed with clinical-grade Trastuzumab, purified to remove free toxin, and laboratory-grade ADC preparations were evaluated against a panel of Her2-high, Her2-low, and Her2-negative cell lines to determine baseline levels of ADC potency and specificity. Using this approach, we made SAR-based changes in three generations, making modifications, and optimizing for potency, stability, specificity, and conjugation ability as we went along. The first Generation yielded analog 3 (ThA3), second Generation yielded analog 9 (ThA9), and the third Generation gave us analog 13 (ThA13). Based on our results, a derivative of ThA13 was selected as our final analog.

Unlike conventional ADC toxins where linkers and toxins are separate and modular, and one linker is applied to multiple toxins for e.g., alanine-alanine, valine-valine, valine-alanine, or valine-citrulline formats; Th—compatible linkers had to be designed and then built into the synthesis route of the toxin analog. Subsequently, the synthetic route for each toxin analog and its derivative linker toxin was determined, then optimized for better yield at each step. Unlike other ADCs, where the linker and the toxin are coupled in the last steps, Th-linker toxins were assembled during the chemosynthetic process. Furthermore, where possible, we made both non-cleavable and cleavable versions of linkers (L) for conjugation to either lysine or cysteine amino acids.

The Thailanstatin ThA13 suite comprising the PH-1 family of validated linker-toxins (L-Ts) comes with a set of seven related molecules with distinct ADC features that have been extensively characterized in vitro and in vivo as Her2 ADCs:

1)
Lysine non-cleavable L-Ts ThA13L2 and ThA13L22
2)
Lysine cleavable L-Ts ThA13L91, ThA13L92 and ThA13L94
3)
Cysteine non-cleavable L-T ThA13L18
4)
Cysteine cleavable L-T ThA13L11

All above ThA13 L-Ts and ADCs derived from them are collectively referred to as the PH-1 ADC platform. Stability and performance of these L-Ts has been characterized on at least two different antibodies targeting different antigens, Her2 and Trop2, yielding similar results. After proving selectivity on target-positive (vs target-negative cells), a measure of off-target activity, we tested their ability to shrink pre-implanted target-positive 200 mm3 sized-tumors in therapeutic mode. Of these, the lead L-T that yielded the maximum anti-tumor growth inhibition (TGI) in in vivo xenograft studies as a Her2 or Trop2 ADC conjugate was the non-cleavable L-T ThA13L22, later renamed PH1.

After reviewing the adverse effects associated with various non-cleavable vs cleavable ADCs for e.g., T-DM1 vs T-DXd, we concluded that PH1 ADCs in non-cleavable format are likely to be associated with fewer serious toxicities due reduced systemic exposure of the free payload. To corroborate this viewpoint, we refer to the recent meta-analysis performed by Wynn et al (DOI: 10.1200/JCO.2022.40.16_suppl.3032 Journal of Clinical Oncology 40, no. 16_suppl (June 01, 2022) 3032-3032) of commercially available ADCs that showed that ADCs with non-cleavable linkers were associated with significantly less toxicity than those with cleavable linkers. ADCs with cleavable linkers tended to have greater instances of >Grade 3 adverse events (AEs). 47% of patients (total 1082) treated with 7 cleavable L-Ts developed AEs > grade 3 compared to 34% of patients (total 1335) treated with 2 non-cleavable L-Ts. This was significantly different (weighted risk difference -12.9%; 95% Confidence Interval ranging from -17.1% to -8.8%). There was also a significant difference favoring non-cleavable ADCs for > grade 3 neutropenia (-9.1%; 95% CI -12% to -6.2%) and > grade 3 anemia.

We therefore decided to proceed with the non-cleavable L-T PH1 as a) our non-cleavable format was associated with better TGI conjugated to Her2 and Trop2 antibodies, b) 57% and 14% of TNBC patients treated with cleavable Trop2 ADC (Trodelvy®) presented with >Grade 3 hematologic and gastrointestinal AEs, respectively (Bardia et al 2019)., and c) non-cleavable ADCs were likely to be associated with less systemic exposure and toxicity.

Microtubule inhibitor payloads are known to induce immunogenic cell death and/ or induce anti-tumor immunity in combination with checkpoint inhibitors for e.g., MMAE in Adcetris® and Tivdak®, and DM1 in Kadcyla®. Therefore, we compared PH1 with DM1 in their abilities to induce immunogenicity over and above that of vehicle control treatment.

We performed an unbiased comparison of PH1-, DM1- and DMSO- treated human gastric cancer cells by RNA sequencing of all genes and looked for sequences that would give rise to aberrant proteins (neoepitopes). After identifying the normal and novel RNA species, we highlighted the neoepitope-containing species that increased in response to DM1 vs DMSO and PH1 vs DMSO treatments (red dots in figure below). As expected, DM1-treated cells contained 89 more neoepitope-containing RNA species than control, proving that microtubule inhibitor payloads are indeed immunogenic. However, PH1-treated cells contained

765 neoepitope-containing species, suggesting that PH1 payload may be highly proficient at recruiting immune cells to the tumor and impacting immune-cell mediated cancer cell death. We believe that this ability to recruit immune cells may evolve into an important future differentiator for our PH1 program and current and ensuing ADC constructs.

When we looked for genes that were negatively impacted and reduced in quantity (blue dots in figure above), we found 660 different RNA species were depleted in PH1-treated cells. Likely due to the combined effects of our payload targeting splicing with NMD-mediated degradation, these RNAs encompassed genes fueling proliferation, growth, and malignancy, and therefore, vital to the survival of the cancer cell. This was due to PH1’s global impact on splicing and largely reflected this payload’s MoA as opposed to DM1, where the payload functions by targeting microtubules.

We then evaluated PH1’s performance vs auristatins such as MMAE that are substrates of multi-drug transporter (MDR) pumps. MMAE is actively pumped out of the cancer cells, giving rise to ADC resistance. Even within the normal course of ADC administration there are concerns about increased resistance to these payloads over time and why potentially this attribute could serve as an important market differentiator.

We evaluated PH1 and MMAE’s ability to kill MES cells with normal vs high levels of MDR. We found that MMAE, not PH1, was recognized by these pumps, and the presence of high levels of these pumps reduced the in vitro cytotoxicity (IC50) of MMAE 198-fold. The presence of high levels of these pumps had no significant effect on the cytotoxic potency of PH1, as the latter were not substrates and therefore not recognized by MDRs nor pumped out of the cell. The MDR-specific inhibitor Elacridar prevented MDR pumps in MDR-high MES cells from pumping MMAE payload out of the cell, allowing its accumulation, and returning MMAE’s cell killing potency back to baseline. This finding confirmed that the loss of MMAE’s potency was specific to increase in the elevated number of MDR pumps and did not occur even in the presence of increased numbers, when we blocked MDR’s ability to pump out the payload using Elacridar. This is important because MDR transporters are known to be implicated in the emergence of resistance against many chemotherapies, including some ADC payloads. Furthermore, if MDRs recognized PH1, it would have reduced its potency, and restricted its cytotoxicity to only targets that were highly expressed in cancer cells.

c) Properties of PH1 ADCs:

We used the Her2-targeted antibody Trastuzumab to tease out the differentiating properties of PH1 ADCs. As trastuzumab is an FDA-approved therapeutic, both as a naked antibody and as an ADC (trastuzumab emtansine, also known as T-DM1, or

Kadcyla®), with well-published pre-clinical TGI and toxicology profiles in animal models, we decided to use clinical grade Trastuzumab for conjugation with PH1. The resulting ADC, Tras PH1, was benchmarked against Kadcyla® to determine how our payload would fare relative to microtubule targeting payload DM1 on the same antibody backbone.

When conjugated at drug-to-antibody ratio (DAR) of 3.3, Tras PH1 ADC demonstrated cytotoxic potency in the sub-nanomolar range. The ADCs were then evaluated against pre-established Her2-high expressing tumors in athymic mice; mice that lack an intact immune system to prevent rejection of human tumors. We then paid attention to the ADC dose that a) showed statistically significant TGI and b) shrank established 200 mm3 tumors, and we evaluated both the short- (30-day) and the long-term or durable (5 months or more) responses of the two ADCs.

The short-term TGI of both ADCs was indistinguishable in doses ranging from 1- 15 mg/kg. Both ADCs showed statistically significant tumor growth inhibition at 1 mg/kg and both ADCs shrank established 200 mm3 tumors equally at 3 mg/kg or higher doses. The results suggested that a DAR-matched ADC containing PH1 was at least as effective as DM1 in vitro and in vivo.

When we followed the mice for extended observations, we noted that in the high-dose 15 mg/kg- treated animals, Kadcyla®-treated tumors occasionally rebounded within 3-months and Tras PH1-treated tumors rebounded in around 5 months. Tras PH1 ADC showed dose-dependent pharmacokinetics and the linker was stable in mouse circulation.

Previously, we showed that PH1 had an increased propensity to stimulate neoepitopes due to its anti-splicing MoA. In order to evaluate the immunogenic potential of our payload, we evaluated tumor growth inhibition in syngeneic mice with an intact immune system. We used murine MC38 colorectal cancer cells that were genetically engineered to swap out the mouse Her2 gene with its human counterpart, so that our ADCs targeting human Her2 could be evaluated in this tumor model.

Also, 15% of colorectal cancer patients are eligible to receive checkpoint inhibitor therapy and we selected this particular murine cell line as it is responsive to different immuno-oncology (I/O) therapies.

We then evaluated a DAR-matched Tras PH1 ADC with Kadcyla®, separately and in combination with checkpoint inhibitor therapy (termed I/O drug) and compared short- and long-term responses. TGI of Tras PH1 and Kadcyla® were largely similar, except for a small proportion of complete regressions observed only in Tras PH1-treated mice. As anticipated, the tumor model responded to standard-of-care I/O drug administered as a single agent.

When administered as a combination with checkpoint inhibitor therapy, the Tras PH1 ADC induced complete regressions (CRs) in 14 mice whereas 5 tumors rebounded after initial shrinkage (n=19 mice per arm). As a result, 73% of Tras PH1 + I/O treated mice showed complete regressions and were still on study at 5 months and the median survival was not reached. In Kadcyla® combination arm, there were 8 CRs, and 11 tumor rebounds, and 42% of Kadcyla® + I /O treated mice were tumor-free at 5 months. The median survival of Kadcyla® combination was 149 days.

The above results support our theory that immunostimulatory ADC payloads will induce longer and deeper responses due to greater immune cell engagement with tumor cells. In checkpoint blocked tumor cells, this deep response may require checkpoint alleviation. Also, the Tras PH1 combo-treated CR mice rejected a rechallenge with a fresh round of tumor cells, suggesting the presence of anti-tumor immunity. This immunity rejected MC38 cells with or without human Her2, suggesting that the immune response had spread beyond the original protein that the Her2 ADC targeted. This phenomenon of epitope spreading is characteristic of immune B and T cells that surveil many surrounding epitopes of the cancer cell and are not restricted to the target protein.

This is an advantage of immunostimulatory payloads such as PH1 that attract immune cells to the tumor. As payload delivery, and therefore cytotoxicity is directly proportional to the amount of target antigen receptors, target heterogeneity (for e.g., high-Her2 and low-Her2 expressing cells) within the same tumor is often a problem. It is likely that ADCs may not be able to deliver sufficient cytotoxic payload to kill the tumor cells with lower expression.

To solve this problem, different ADC programs have taken various approaches:

1.
Increase potency of the payload.
2.
Engineer unstable linkers that release the toxin in the tumor environment, killing both high- and low-expression cells.
3.
Engineer or identify toxins with chemical bystander activity that can kill the targeted cell, and upon release by the dead cell, kill the neighboring cells that may/ may not express the target.

All above approaches have consequences relating to off-target cell killing.

We have focused our efforts and prefer that our payloads have inherent immunostimulatory properties that attract immune cells. Having derived from self, immune T and B cells do not have the toxicity concerns of a payload gaining access to the systemic circulation.

Our DAR-matched Trastuzumab ADC was then evaluated in non-human primates (NHP) to assess the toxicology and toxicokinetic (TK) properties of Tras PH1 ADC.

The Maximally Tolerated single IV Dose (MTD) of Tras PH1 ADC was 20 mg/kg. Below 15 mg/kg dose, there were no Tras PH1 ADC-related clinical signs, changes in body weight, food consumption, or clinical pathology parameters (hematology, serum chemistry). Below 15 mg/kg dose, there were no test article-related organ weight changes, nor macroscopic or microscopic findings. At MTD, moderate elevations in liver enzymes and moderate decreases in platelets were noted; and yet both changes were completely reversed to baseline after 10 days. These changes were also noted and published for Kadcyla® at the highest non-severe toxic dose (HNSTD) by Poon, et al.

Remarkably at MTD with Tras PH1 ADC, histology of bone marrow smears was within normal limits and there was no evidence of neutropenia by hematology. Also, no gross lesions were observed in eyes and optic nerves (ocular toxicity) and sciatic nerves (peripheral neuropathy) of animals treated at MTD with Tras PH1 ADC.

The toxicology data suggested PH1 ADCs would also be differentiated from conventional payload ADCs by toxicology parameters, in addition to pharmacology (TGI).

These findings support differentiated features, creating a pipeline of PH1 ADCs against multiple targets using our catalog of POC antibodies.

PH5 payloads targeting DNA mismatch repair (MMR) and/ or DNA damage response (DDR):

Biology of MMR:

Cancer cells are associated with uncontrolled cell division. Before cells divide, they replicate their DNA to forward one chromosome copy to each daughter cell. Largely, DNA replication is a robust process controlled by enzymes with precise fidelities, low error rates, and the presence of correction mechanisms termed DNA mismatch repair (MMR). Due to rapid and frequent cell division, cancer cells tend to accumulate errors such as mutations, single-, and double-stranded DNA breaks, that are corrected in real time by MMR enzymes. Errors left uncorrected trigger a set of cellular responses collectively termed the DNA damage response (DDR). The DDR engages signaling pathways that regulate the recognition of DNA damage, the recruitment of DNA repair factors, the initiation and coordination of DNA repair pathways, and transition through the cell division cycle. If the cells are at a significant survival disadvantage, DDR processes activate apoptosis and trigger cell death.

When cancer cells are treated with DNA-damaging chemotherapeutic agents for e.g., such as the DNA alkylating agent platinum, cancer cells activate DDR and MMR processes, and when the errors are significant in terms of cellular liability and cannot be repaired, they are committed to programmed cell death.

In adult cancer patients, cancer cells are likely to be actively involved in cell division compared to normal differentiated cells. Therefore, ADC payloads that target DNA DDR and/or MMR is likely to preferentially target proliferating cancer cells. If we prevent the repair mechanisms, cancer cells are likely to be committed to cell death because of the errors they incorporate. We may even choose to accelerate the process by combining with certain chemotherapies.

Conversely, mutations in MMR and DDR genes may provide a selective advantage to the cancer cell by not correcting the mutation that would offer a significant growth or survival advantage. MMR-deficiency (dMMR) is common in many colorectal, gastrointestinal, and endometrial cancers and found in lower frequency in other solid cancers of breast, prostate, bladder, and thyroid. Here, dMMR patients can have increasing numbers of microsatellite repeats, also called high microsatellite instability (MSI-H). Both dMMR and MSI-H are considered biomarkers and predict response to checkpoint therapy and may go hand in hand with the neoepitopes that are formed when errors in DNA go uncorrected.

It is therefore likely that an ADC payload targeting MMR/ DDR biology may have a dual punch, inducing apoptosis in targeted cells on the one hand and activating the immune system by the other. This biology is compatible with Peak Bio philosophy of generating ADC payloads with multiple, orthogonal MoAs.

We are currently evaluating the first generation of PH5 linker-toxins against an undisclosed MMR/ DDR target. The toxin is bystander-enabled for killing the neighboring cell and may be adapted for low and heterogenous target expression. This is in addition to potential killing by immune activation via neoepitopes.

PH6 payloads targeting immune suppression:

Protein synthesis is integral to most biological functions. Even slow-growing, stem cell-like progenitors of tumor cells that divide less frequently synthesize proteins to support vital functions. DNA is transcribed into RNA and RNA is translated into protein. Theoretically, both inhibitors of transcription and translation may function as ADC payloads if one can partition them selectively to cancer cells using target-specific antibodies that can differentiate them from a normal cell. PH6 is an undisclosed payload that prevents protein synthesis at the stage of transcription.

Tumors containing an active population of immune cells capable of responding to immunogenic stimuli and killing cancer cells are referred to as immune “hot” tumors. Conversely, those tumors that have a low population of immune cells or have immune cells that are actively suppressed or co-opted into working for the tumor are referred to as immune “cold”. An extreme form of immune cold tumors called immune desert reflects tumors where immune cells are confined to the tumor periphery.

Immune cold tumors are hard to target and are typically unresponsive to immunotherapy. Checkpoint inhibitor therapy and immune stimulation approaches have largely been unsuccessful due the immune cells being suppressed or co-opted. These tumors have regulatory T cells (T-regs) that suppress T cell activation or express soluble factors that induce immune deserts. In this case, Peak Bio is testing payloads that a) induce cytotoxicity of tumor cells, and b) suppress immunosuppressive immune cells. This dual action protein synthesis inhibitor payload may potentially have a second function where tumor immunogenicity is increased by killing co-opted immune cells or suppressing function(s) of immunosuppressive cells.

We are currently evaluating the first generation of PH6 linker-toxins against an undisclosed target and validating its second MoA. Due to the varied effects of new protein synthesis inhibition, this toxin may also prevent the formation or recruitment of new blood vessels to the tumor.

Antibody-based Platforms:

Our objective is to use our expertise in antibodies and our novel technologies to develop our product pipeline and discover new product candidates for the treatment of cancer and related diseases. Our strategy includes initiatives to:

•
Continue to identify and develop novel monoclonal antibodies (mAbs). Together with advances in Next-gen sequencing (NGS), significant technology advances in antibody generation in humanized mouse platforms and high throughput B-cell sequencing methods, thousands of potential new targets are being continuously discovered. Antibodies that bind to these targets can be generated rapidly and in a cost-effective manner. We believe that antibodies will be one of the primary areas for therapeutic development for the foreseeable future, particularly as genomic research identifies new disease targets. We have focused on the research and development of antibodies since our inception and have successfully identified novel antibodies with potential therapeutic applications. We will continue to apply our expertise in antibodies and utilize our technologies to identify novel antibodies that bind to these new targets.
•
Use our technologies to enhance potency of monoclonal antibody therapies. Antibodies make excellent delivery vehicles since they bind specifically to cell surface targets. We can transform highly specific mAbs into drug candidates by improving the cancer cell killing potency of mAb-based therapeutics through our antibody-toxin conjugates (ADC), antibody-PROTAC and bispecific antibody programs. We are also actively developing additional technologies where our vision is to grow the portfolio and simultaneously de-risk current programs. We plan to file patent applications at the appropriate time to ensure the patent life encompasses a significant development span of our therapeutics. Furthermore, our technology provides us with an opportunity to develop our own product candidates, but also enables us to add significant value to mAbs and targets owned by other companies, and opens up partnership opportunities, co-development strategies, and additional sources of funding.
•
Develop a broad portfolio of products. We are developing multiple products for many potential indications simultaneously, thereby increasing our opportunities to identify successful drugs. Our drug candidates utilize multiple MoAs and target a variety of different receptors expressed in several types of cancer cells.
•
Acquire attractive toxins, small molecules and/ or antibodies. In addition to our own development efforts, we will continue to identify products and technologies to in-license. We believe that we are well positioned to continue to attract in-licensing and acquisition candidates because of our expertise in mAbs, toxins, and ADCs. Previously, we successfully in-licensed our lead small molecule PHP-303 from Bayer. While we expect that many new product candidates will arise from our internal research programs, we will continue to seek in-licensing opportunities to build our product candidate pipeline.
•
Establish strategic collaborations. We intend to enter into corporate collaborations at various stages in the research and development process. We may seek a corporate collaborator prior to initiating phase 2 clinical trials or may choose to partner some products at a later stage to increase our potential downstream participation in product sales. We believe our collaboration strategy provides us with distinct advantages, including:
•
it builds on our fundamental strength in research and discovery of innovative mAb-based products such as ADCs
•
it capitalizes on our future corporate partners’ strengths in product development, manufacturing, and commercialization
•
it enables us to develop a greater number of leads and programs than otherwise would be possible
•
it reduces our financing requirements.

Summarized below is an average R&D workflow for a typical ADC program:

Peak Bio has additional discovery research programs directed towards identifying and developing new mAb-based products and technologies to treat cancer. Our discovery programs are currently focused on identifying and screening cancer-relevant targets, mAbs, ADCs, antibody-PROTACs and bispecific antibody therapies.

Our preclinical candidates:

Trop2 PH1 ADC is a Clinically validated target: Trophoblast antigen 2 (Trop2) or Tumor- Associated Calcium Signal Transducer 2 (TACSTD2) is a transmembrane glycoprotein that is highly expressed in many cancers over and above that of levels observed in normal healthy tissue, making this protein a prime ADC target. Trop2 levels are elevated in several solid tumor cancers (see table below). Trop2 overexpression in metastatic tissues makes it an attractive and potential therapeutic target for late-stage diseases.

Table 2: Expression of Trop2 target in various cancers

The Trop2 ADC approach has been clinically validated and has outperformed standard-of-care in at least two cancer settings- metastatic triple negative breast cancer (TNBC) and in advanced urinary bladder (urothelial) cancer. The Trop2 ADC Trodelvy®, also known as Sacituzumab govitecan or IMMU-132, has obtained approvals in the above indications after demonstrating significant improvement in clinical efficacy. Due to the potential of targeting Trop2 in multiple cancer settings (see table above), different companies have tried to carve out their niche using the advantages/ properties of their payloads (see table below). While Datopotamab DXd is currently being tested in Phase 1b clinical trial on NSCLC patients and have expanded to Phase 2 and Phase 3 clinical trials, others such as BAT8003 and PF-06664178 have discontinued their Trop2 programs for different reasons. The status of the other Trop2 ADC programs is unknown.

Table 3: ADC-based Trop2 therapeutics in clinical trials

Product (alias)	Company	Description	Clinical stage
Trodelvy® (Sacituzumab govitecan/ IMMU-132)	Gilead (formerly Immunomedics)	Humanized IgG1 mAb conjugated to irinotecan metabolite (SN-38) warhead via a maleimide–PEG–acid-sensitive cleavable carbonate linker	Approved for metastatic TNBC, Accelerated approval for advanced urothelial cancer Several combination trials ongoing (Phase 2 and 3)
Datopotamab deruxtecan (DS-1062)	Daiichi Sankyo, AstraZeneca	Humanized IgG1 mAb conjugated via a thioether bond to DNA topoisomerase I inhibitor exatecan derivative (DXd) warhead using an enzymatically cleavable tetrapeptide linker	Phase 1 ongoing (TNBC) Phase 2 ongoing (NSCLC) Phase 3 ongoing (NSCLC)

SKB264	Klus Pharma, Merck	Humanized IgG1 mAb conjugated to topoisomerase I inhibitor belotecan via a cleavable linker	Phase 1 ongoing

JS-108/ DAC-002	Shanghai Junshi Bioscience Co., Ltd. DAC Biotech	Humanized IgG1 mAb conjugated to tubulysin B analog Tub196 warhead via a 2,3-disubstituted long side chain hydrolysis-resistant linker	Phase 1 (SCLC) Phase 1 (solid tumors)

BIO-106	BioOneCure Therapeutics	mAb targeting Trop2 conjugated to unknown tubulin inhibitor payload	Phase 1 (solid tumors)

LCB84	Legochem (South Korea)	mAb targeting cleaved Trop2 conjugated to MMAE	Unknown

BAT8003	Bio-Thera Solutions (Guangzhou, China)	Humanized IgG1 mAb with afucosylated Fc conjugated to microtubule-binding maytansine derivative batansine via a non-cleavable linker	Phase 1. Batansine technology discontinued after Her2 ADC Phase 3 failure

PF-06664178	Pfizer	Humanized IgG1 mAb conjugated to microtubule inhibitor auristatin (Aur0101) warhead using a cleavable linker and site-specific transglutaminase	Discontinued in phase 1 for business reasons

The Trop2 ADCs under development have topoisomerase I- targeting payloads such as the irinotecan active metabolite SN38 (Trodelvy®), deruxtecan (DS-1062), and belotecan (SKB264).

Members of the camptothecin family of topoisomerase inhibitors such as irinotecan/ SN38 and topotecan are substrates of the MDR family of transporters and may be pumped out of the cancer cell, giving rise to resistance. Non-transport mechanisms of resistance have also been described wherein patients under Trodelvy® therapy for 6 months had progressed due to resistance mutations in the topoisomerase I (Top1) gene. In a study performed at Massachusetts General Hospital, Top1 mutations such as E418K and -p.-122 frameshift rendered cancer cells refractory to topoisomerase inhibition, and Trop2 T256R mutations reducing cell surface translocation of Trop2, resulted in resistance to Trodelvy® therapy and metastasis to liver and peri-aortic lymph nodes. Since our payload has a different MoA, it will not be subject to these topoisomerase-specific forms of resistance.

Furthermore, the immunostimulatory properties of the PH1 payload may induce:

1.
immune memory: Since the selection pressure resulting from sustained ADC regimen gives rise to resistance mutations in patients, in theory, the immune memory component of our MoA does not necessitate the sustained dosing of our ADC.
2.
epitope spreading: Since the selection pressure resulting from sustained ADC regimen may give rise to Trop2 T256R mutations impacting cell-surface Trop2 giving rise to resistance, PH1-induced epitope spreading beyond Trop2 may keep the anti-tumor response evolving to other neoepitopes and cancer-related proteins.

Properties of Peak Bio Trop2 PH1 ADC:

After evaluating the Trop2 ADCs that are currently FDA-approved or heading towards approval in clinical trials, we investigated the potential of a differentiated Trop2 PH1 ADC with favorable resistance and immunogenicity characteristics from PH1 payload.

We optimized a fully- humanized antibody that was selective for the human and non-human primate versions of Trop2 but did not recognize rodent forms of Trop2. While compatible with evaluation of cytotoxic potency in vitro and evaluation of anti-xenograft tumor growth inhibition in athymic mice, this meant we had to engineer mouse cell lines with human Trop2 to test the immunostimulatory MoA in syngeneic mice models.

Since our antibody did not recognize rodent Trop2, standard evaluations of body weight loss in rodent models such as mice and rats would not provide meaningful toxicology data other than to reflect uncoupling of the payload from the ADC. NHP model would provide the relevant toxicology data.

Even without the immunostimulatory mechanism, our investigational Trop2 PH1 ADC demonstrated nanomolar cytotoxic potency against cancer cells in vitro. In a parallel arm of the same study, cisplatin, a conventional chemotherapy exhibited micromolar cytotoxic potency. Also, these studies demonstrated that the potency of our Trop2 ADC was specific to the target and did not kill lung cancer cell lines that lacked Trop2. This is important to prevent off-target effects of our ADC against normal cells that lack Trop2.

As previously mentioned in our Thailanstatins section, PH1 belongs to the lysine non-cleavable class of payloads and was specially selected to reduce off-target effects of our Trop2 ADCs. While Trop2 is elevated significantly in solid tumors, there is small yet significant Trop2 expression in normal lung epithelium, prostate, skin, tongue, and salivary glands. This may be relevant as stomatitis (inflammation of the tongue and mouth) was observed as the dose-limiting toxicity in the TROPION PanTumor01 clinical trial for DS-1062. This meant that in addition to preventing off-target effects in our Trop2 PH1 ADCs, we may have to mitigate potential on-target effects.

In PH1, we selected a payload that potentially prevents reduced on and off-target effects by generating metabolites that are impermeable to neighboring cells. The low expression of Trop2 in normal tissue, potency range of PH1, and impermeability of generated active payload species are designed to limit the side effects of incidental Trop2 targeting with our ADC. Trodelvy® and DS-1062 are both bystander-enabled to extract maximal tumor cell killing. However, the payload’s function in Trop2 PH1 ADC is to stimulate initial tumor debulking, induce neoepitopes and stimulate the immune system whereupon the immune-mediated cell-killing MoA would kick in. In addition to opting for a non-bystander payload, we also opted for lower drug-to-antibody (DAR) ratio of 4 to reduce on-target toxicity to normal cells. By not opting for chemical bystander activity and by opting for lower DAR, we introduced control elements to differentiate our ADC program from a toxicology standpoint. Heterogenous Trop2 expression in cancer tissue would be addressed by immunostimulatory and epitope-spreading features of PH1 described previously.

Further supporting our hypothesis, not only did our cysteine and lysine cleavable Trop2 ADC versions kill cancer cell lines non-specifically i.e., they had higher baseline activity against non-target cells, but also had lower TGI in vivo in animal models. Therefore, our best strategy was to allow toxin accumulation within the target cell and have an inactive or impermeable payload species when released by lysed target cells. The active payload species of PH1 ADCs such as the Trop2 PH1 ADC would only be “cytotoxic” when internalized as an ADC by the target cancer cells, and impermeable as the active payload species to neighboring cells or other organs when in blood circulation, further reducing the potential for off-target effects. We therefore decided to proceed with PH1 for the Trop2 ADC program and tested low DAR ADCs for TGI against human tumors in animal xenograft models.

To demonstrate target-specific killing of cancer cells, we compared the cytotoxic potency of our Trop2 PH1 ADC with an ADC made from an isotype control mAb (not targeting Trop2) conjugated to the same PH1 L-T at a similar DAR, against gastric, pancreatic and bladder cancer cell lines. As the isotype antibody targets viral proteins and is characteristically absent on cancer cells, the wide margin between on-target and off-target killing against all above cell lines can be attributed to the stability of our linker. In this context, if the linker fell apart on Trop2 PH1 and Isotype control ADCs, it would release the toxin and kill the cells whether Trop2 was present on the cells or not, and this would be observable as activity for the Isotype PH1 ADC.

As Trop2 expression is mainly observed in cells of epithelial origin, we evaluated the cytotoxic potency of our Trop2 PH1 vs Isotype PH1 ADC and found no significant killing against normal human fibroblasts. Some cell death was observed upon confluence in all cell lines and occurred even on untreated cells.

Trodelvy® is the first-in-class Trop2 ADC with an acid-labile carbonate linker. It was included as an experimental arm in the above cytotoxicity assays and demonstrated potent in vitro activity against gastric, pancreatic and bladder cancer cell lines. Trodelvy® showed some off-target killing against normal human fibroblast cells in this setting.

To further corroborate our in vitro observations, we evaluated Trop2 PH1 ADC and Trodelvy® against the same Trop2high gastric carcinoma cell-line derived xenograft (CDx) grown as tumors in mice. For the studies to translate to a clinical setting, Trodelvy® (DAR 7.6) was administered on Day 1 and Day 8 as 10 mg/kg doses (QWx2). Trop2 PH1 ADCs at lower DARs (2 and 4) were tested only at 3 mg/kg. This was purely to evaluate the TGI from the Trop2 PHI ADC’s cytotoxic MoA alone in the absence of PH1’s immunostimulatory MoA, in xenograft tumor-bearing athymic mice lacking an immune system. The purpose of the experiment was to evaluate whether Trop2 PH1 ADC’s first MoA alone was sufficient for TGI in Trop2high expressing tumors.

When administered in therapeutic mode, against pre-established tumors of 200 mm3 size, all three ADCs induced tumor regression between 3-6 weeks. The TGIs for 10mg/kg Trodelvy®, 3mg/kg Trop2 PH1 ADC (DAR 2) and 3mg/kg Trop2 PH1 ADC (DAR 4) were 79 + 2.1%, 80.5 + 1.8%, and 87.7 + 1.0% at 21 days and 83.3 + 2.4%, 78.5 + 3.2%, and 90.3 + 1.8% at 41 days, respectively. At these times, the TGI associated with the Trop2 PH1 ADC (DAR 4) arm was significantly different from the Trop2 PH1 ADC (DAR2) and Trodelvy® arms (p<0.05) and is indicated in the table.

		At DAR4- tumor regression in 50% of treated mice over a period of ~5 months		At DAR2- Stable disease in 50% of treated mice over a period of ~5 months
Model: Nude mice bearing human gastric tumors Horizontal dotted line indicates mean tumor volume of 200 mm3 size at which treatment was initiated.	Group	TGI ± Std Err (Day 20)	p Value vs Trop2 PH1 (DAR4) (Day 20)	TGI ± Std Err (Day 41)	p Value vs Trop2 PH1 (DAR4) (Day 41)
Tumor shrinkage below this line was considered regression	Trop2 PH1 (DAR 4 )	87.7 ± 1.0		90.3 ± 1.8
Dosing regimen: Two doses in the first week	Trop2 PH1 (DAR 2 )	80.5 ± 1.8	1.40e-04	78.5 ± 3.2	1.42e-03
TR= tumor regression TGI= tumor growth inhibition	Trodelvy (DAR 7.6 )	79.0 ± 2.1	2.79e-05	83.3 ± 2.4	3.54e-02

Upon extended observation, some tumors from each arm rebounded across all treatment groups, Trodelvy® and Trop2 PH1 ADCs. Around 2 months after treatment, 80% of Trodelvy®-treated tumors rebounded, until finally, only 20% of the mice showed significant tumor regression at 5+ months. 50% of Trop2 PH1 ADC (DAR4) showed tumor regression at 5+ months and 50% of Trop2 PH1 ADC (DAR2) showed stable disease in the same time frame with their tumors failing to grow past 400 mm3.

We conclude that Trop2 PH1 ADC has effective TGI at low DAR and dose even without PH1’s immunostimulatory MoA. Tumor cells that escape treatment tend to rebound. This is why we had envisioned the second immunostimulatory MoA when we conceptualized PH1.

To determine whether Trop2 PH1 ADC had retained the immunostimulatory activity characterized previously on PH1 payload alone or demonstrated by our POC Tras PH1 ADC, we evaluated the combination of the DAR4 Trop2 PH1 ADC with checkpoint inhibitor therapy against a syngeneic bladder cancer (urothelial) mouse model.

First-line checkpoint inhibitor therapy is standard-of-care (SOC) for platinum-ineligible patients that have recurrent, resistant, or metastatic urothelial cancer. Also, Trodelvy® is approved for treatment of metastatic urothelial cancers. Therefore, we used a urothelial model that was sensitive to checkpoint blockade and evaluated whether Trop2 PH1 ADC combination would result in an improvement upon SOC in this syngeneic mouse model.

In these studies, Trop2 PH1 ADC showed single agent tumor growth inhibition that was equivalent to SOC for bladder cancer. At day 14, the combination was significantly superior in terms of TGI (p=0.01) and prolonged overall survival (OS) (p=0.013). Therefore, like the POC Tras PH1 ADC, our Trop2 PH1 ADC retained the ability to combine with checkpoint inhibitors and prolong OS.

To further de-risk our program, we performed toxicology studies in non-human primate model and determined the tolerability of our Trop2 PH1 ADC in NHP. We evaluated our ADCs at DARs of 2 and 4 and performed a repeat-dose study wherein three ADC doses were intravenously administered every 3 weeks followed by a 3-week recovery period. For an idea of maximal cumulative effects, animals were evaluated 2 days after receiving all 3 doses. Reversibility was addressed in another set of animals that received all 3 doses but were allowed a 3-week recovery period. As Trop2 PH1 ADC was a likely candidate for pipeline nomination, histopathology was performed unilaterally for all tissues in both sets of animals.

3 x 6 mg/kg Q3W doses of both DAR2 and DAR4 Trop2 PH1 ADCs were well tolerated without clinical signs or body weight loss. In these treatment groups, a mild increase in liver enzymes and mild decrease in platelets were noted that reset to baseline within 7-10 days of administration of each dose. Histological evaluation of the bone marrow revealed no evidence of reduced cellularity (no bone marrow toxicity), although an altered myeloid:erythroid ratio was noted. The latter finding was probably due to the MoA of PH1 that induces an anti-tumor myeloid response. There were no other histologic findings below MTD.

At the >MTD of 18 mg/kg for Trop2 PH1 ADC, we did not observe the pathologies associated with other Trop2 ADCs in the clinic- e.g., neutropenia, gastrointestinal-, oral (stomatitis)- or lung- lesions with fibrotic or cellular infiltrates indicative of ILD were characteristically absent from our findings. Our NHP data suggests our Trop2 ADC is likely to be differentiated from a toxicology standpoint, in addition to pharmacology.

Unmet need and epidemiology

There is significant unmet need in Trop2-expressing cancers as is illustrated in the table below. Currently, the Trop2 ADC Trodelvy® has been only approved in TNBC and bladder cancer DS-1062 is currently in phase 1b clinical trial in NSCLC patients. Restricting ourselves to current indications in which Trop2 ADCs have FDA approvals (Trodelvy®) or have advanced phase 1 data in (DS-1062), the number of annual deaths worldwide and in USA alone account for 1.8 million and 134,500 patients, respectively (assuming 15% of all breast cancers are TNBC and 84% of all lung cancers are NSCLC in the table below). Prior to Trodelvy’s® approval in 2020, these patients did not benefit from standard-of-care in these indications. Therefore, there is significant unmet need in Trop2-expressing cancers based on these three indications alone.

Since Trop2 expression is elevated in multiple solid tumors, there is untapped clinical and market potential of expanding the scope of Trop2 ADC therapies to reach a wide number of cancer indications. We cannot predict the total number of patients current and future Trop2 ADC therapies may expand to; however, at maximum, Trop2 ADCs may have the potential to impact the lives of 13 million cancer patients annually.

Table 4: New cases and deaths for Trop2-relevant cancers (worldwide and USA statistics)

Our Preclinical Development Programs

We have evaluated multiple targets for our second candidate PH1 ADC. We are currently performing target validation for an ADC2 program against target M5. We may generate our own proprietary mAb against target M5 in humanized mice.

We are also in the process of evaluating the first Generation of two new research-stage toxins PH5 and PH6. These platforms may need optimization and need further structure-activity-relationship (SAR) studies requiring a second or third generation to be viable payloads for the Peak Bio pipeline.

Time and resource- permitting, we have identified additional opportunities utilizing our teams’ expertise to expand our portfolio by developing other modalities such as bispecifics and antibody-PROTACs. These are currently in early validation stages.

Intellectual Property:

IP Summary:

Oncology Platform PH-1 & PHP-303 Patent Status

Peak Bio (Previously pH Pharma) secured patent protection for PH-1 & PHP-303 with over 114 patents granted in over 70 countries worldwide.

PH-1 & PHP-303 Patent Classes

Type	Content	Status
Material 1	Material patent of 4-(4-Cyano-2-Thioaryl) Dihydropyrimidinones including PHP-303	Granted in 79 countries including KR, US, EU, JP
Material 2	Material patent of PHP-303 analogues (1,4-diaryl-pyrimidopyridazine-2,5-diones)	Granted in 9 countries including US, EU, JP
Material 3	Material patent of PHP-303 analogues (Triazolo and tetrazolo pyrimidine derivatives)	Granted in 10 countries including US, EU, JP
Material 4	Material patent of PHP-303 analogues (Sulfonic amide and sulfoximine-substituted diaryl-dihydropyrimidinones)	Granted in 11 countries including US, EU, JP
Crystal form	Crystal form (A) of PHP-303 and method for producing PHP-303	Application in 7 countries including KR, EU, JP; granted in US
Use	PHP-303 and its analogues for treating Bechet’s disease	Application in 7 countries including KR, US, EU, HK
	PHP-303 use in liver diseases as a NHE inhibitors	Application in 7 countries including KR, EU, JP; granted in US
	PHP-303 use in lung disease including AATD as a NHE inhibitors	PCT application including US, Taiwan

PHP-303 Patent Status

As of March 1, 2022, our patent portfolio relating to our product candidate PHP-303 consisted of five issued U.S. patents and 114 issued foreign patents, and three pending patent applications. The patent of PHP-303 for its crystalline form (A) applicable to actual clinical trials has been registered in the United States and its screening is ongoing in other countries. The crystalline form patent will not expire earlier than 2036.

Peak Bio acquired full rights to patents from Bayer in 2017. We have global patent protection on 9 inventions on the compound that include the following:

•
For AATD, use patent application in 2020 in the US and global with IP coverage through 2040
•
For NASH, crystalline form (A) & use patents granted in the US and under review globally. IP coverage through 2036
•
Data exclusivity and pediatric extension possible in major markets including US, EU, and JP

We have acquired or exclusively licensed a comprehensive intellectual property portfolio from Bayer. We strive to protect and enhance the proprietary technologies, inventions, and improvements that we believe are important to our business, including seeking, maintaining, and defending patent rights, whether developed internally or acquired or licensed from third parties. Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, platforms, and our product candidates that are important to the development and implementation of our business.

PH-1 Patent Status

•
Peak Bio created and generated our toxin program (PH-1) developed in-house with full rights to patents.
•
The PH-1 toxin patent applied has a protection period of 20 years with IP coverage through at least 2038.
•
We are planning to file composition of matter patents for newly developed novel ADCs covering the Trop2 antibody, Trop2-indications, and combinations with standards-of-care therapies.
•
Peak Bio will continue to create novel composition of matter patents to cover new ADCs not limited to new usage of Linkers, formulations, CMC process, cancer indications and/or SOC combination patents to secure additional protection period after the PH-1 toxin patent expires.

Item 1A. Risk Factors.

Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this prospectus, any prospectus supplement or in any document incorporated by reference herein or therein are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

Summary Risk Factors

•
The potential ADC product candidates in our pipeline such as Trop2 PH1 ADC are in the preclinical and IND-enabling stages of development, with only PHP-303 having progressed to clinical stages of development. Trop2 PH1 ADC has never been tested in human subjects. We may be unable to advance any current or future potential product candidates through the completion of clinical development, obtain regulatory approval and ultimately commercialize any of our product candidates, or experience significant delays in doing so.
•
We may expend our limited resources and access to capital to pursue a particular product candidate; these decisions may prove to be wrong and may adversely impact our business. Because we have limited financial and managerial resources, we intend to focus our efforts on specific R&D programs, including our clinical development of product candidate(s) PHP-303, and Trop2 PH1 ADC, our lead oncology ADC candidate, and eventually advancing additional research programs progressing from our Peak Bio R&D Discovery Toxin and ADC Platform Engine.
•
The effects of health epidemics, geopolitical instability including the ongoing COVID-19 pandemic, the conflict in Eastern Europe and in regions where we, or the third parties on which we rely, have business operations could adversely impact our business, including our preclinical studies, anticipated clinical trials, and contract manufacturing capabilities. The COVID-19 pandemic and/or the geopolitical instability in Eastern Europe could materially affect our operations, which have been affected by supply chain issues subject to foreign policy changes and/or executive orders, and at our future clinical trial sites, as well as the business or operations of our contract research organizations (“CROs”), contract and development manufacturing organizations(“CDMOs”), or other third parties with whom we conduct business and could be adversely impacted and cause significant disruptions and delays which could greatly impact our business and may continue to impact planned preclinical and clinical plans.
•
We depend on enrollment of patients in our clinical trials for our product candidates. If we are unable to enroll patients in our clinical trials, or enrollment is slower than anticipated, in particular for our product candidates with rare disease indications, our research and development efforts could be adversely affected.
•
Our business is subject to risks associated with conducting business internationally. We source research and development, manufacturing, consulting, and other services from companies based throughout the United States, the EU, and select Asian countries and we will be planning and conducting our clinical trials in the United States, Canada, certain European countries, in the near-term and in the future.
•
Our product candidates are at an early stage of development, and we may not be able to successfully develop and commercialize them.
•
Our ability to commercialize our product candidates depends on first receiving Food and Drug Administration (FDA) approval.
•
Prior to our acquisition of PHP-303, we were not involved in its development and, as a result, we are dependent on Bayer having accurately reported the results and correctly collected and interpreted the data from all clinical trials conducted prior to our acquisition.
•
We may choose to, or may be required to, suspend, repeat, or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.
•
We rely, and expect to continue to rely, on third parties, including independent investigators and CROs, to conduct our clinical trials.
•
Because manufacturing processes and those of our contractors are highly complex and are subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all. Difficulties or delays in our or our contractors’ manufacturing and supply of existing or new products could increase our costs, cause us to lose revenue or market share, damage our reputation and could result in a material adverse effect on our product sales, financial condition, and results of operations.
•
We rely on patents and other intellectual property rights to protect our product candidates, the obtainment, enforcement, defense, and maintenance of which may be challenging and costly. Failure to enforce or protect these rights adequately could harm our ability to compete and impair our business.
•
We have no experience in commercializing products on our own.
•
Our existing and future product candidates may not gain market acceptance, in which case our ability to generate product revenues will be compromised.
•
Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors, patient organizations, and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.
•
Although the clinical trial process is designed to identify and assess potential side effects, it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If our product candidates were to cause adverse side effects during clinical trials or after approval, we may be exposed to substantial liabilities.
•
We cannot assure you that an active public market for our Common Stock will develop or be sustained. The market price of our Common Stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control.
•
Nasdaq has delisted our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
•
Our existing stockholders have significant control of our management and affairs, which they could exercise against your best interests.
•
We incur increased costs and obligations as a result of being a public company.
•
Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our Common Stock to decline.

Risks Relating to Our Business and Programs

The potential ADC product candidates in our pipeline such as Trop2 PH1 ADC are in the preclinical and IND-enabling stages of development, with only PHP-303 having progressed to clinical stages of development. Trop2 PH1 ADC has never been tested in human subjects. We may be unable to advance any current or future potential product candidates through the completion of clinical development, obtain regulatory approval and ultimately commercialize any of our product candidates, or experience significant delays in doing so.

•
We do not have the infrastructure necessary for manufacturing to support clinical studies or commercialization of a therapeutic drug product.
•
Our ability to identify our product candidates and advance them into preclinical and clinical development and obtain future regulatory approvals and commercialization depends on successful contract manufacturing and/or collaboration.
•
We would need to forge such a collaboration or build the infrastructure processes necessary for large scale manufacturing and/or commercialization. We would depend on this ‘future partner’ or contract manufacturer for timely manufacturing of therapeutics ahead of various clinical studies.
•
For both our clinical program PHP-303 and our preclinical Oncology Toxin and ADC platform we will need to hire key additional staff to guide the preclinical, clinical and IND-enabling programs through FDA-approval. We may not be able to attract or hire the required personnel to guide and oversee our lead programs. The hiring process is competitive and may take time to identify, hire and retain staff.
•
Our lead programs, PHP-303 (AATD and ARDS) and Trop2 PH1 ADC (Solid tumors) are in the clinical and IND-enabling stages of development, respectively. We have no other identified product candidates at this stage. We may never identify any future product candidates or advance past IND-enabling studies or clinical stage development.
•
None of our potential future Oncology product candidates have ever been tested in humans. Before obtaining regulatory approval for the commercial distribution of any product candidates, we, either alone or through a collaboration, must conduct extensive preclinical studies, followed by clinical trials to demonstrate the safety and efficacy of our product candidates in humans.
•
We cannot be certain of the timely completion or outcome of our research and development activities or our planned preclinical studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical studies will ultimately support the further development of our future product candidates.
•
We have not yet met with or discussed our product development plans with FDA or any other regulatory authorities for Trop2 PH1 ADC (Oncology IND Candidate). As a result, we cannot be sure that we will be able to submit INDs or similar applications for our current discovery programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.
•
Our PHP-303 and Trop 2 PH1 ADC programs are in the clinical and IND-enabling stages respectively, and we are subject to the risks of failure inherent in the identification of potential product candidates and the research and development of those product candidates based on novel approaches, targets, and mechanisms of action.
•
You should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by preclinical stage biopharmaceutical companies such as ours. Although we expect to initiate a Phase 2 clinical trial for the PHP-303 product candidate in patients with AATD in 2023, there can be no guarantee that we will be able to do so, particularly considering the facts that clinical trial enrollment, could be impacted by known and new Covid-19 variants and the ability to recruit, conduct and gain trial results in a timely fashion. Additionally, the ongoing Geopolitical conflicts could impact clinical trial enrollment in both the US and with special considerations and impact from Europe. In addition, you should consider our prospects in the face of the unknown and Force Majeure, elements over which we have no control.
•
There is no guarantee, that we can initiate a Phase 2 clinical trial in ARDS/Covid-19 in 2023 or in future years especially if the preclinical studies in ARDS that we are conducting with a non-dilutive preclinical study grant from the Department of Defense (DoD) do not result in favorable preclinical results or outcomes as they relate to ARDS.
•
We may not have the financial resources to continue development of, or to enter into new collaborations for, the product candidates that may result from our PHP-303 and Trop2 PH1 ADC programs or any potential future product candidates involving PH1, PH5, PH6. This may be exacerbated if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, any product candidate that we identify, such as:
•
negative or inconclusive results from our preclinical trials, leading to a decision to conduct additional preclinical studies or abandon a program;
•
negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical studies or clinical trials or abandon a program;
•
our clinical safety data in humans do not match the industry-standard practice of conducting pre-clinical safety evaluation in non-human primates;
•
our strategy of deploying toxins PH1, PH5 and PH6 as antibody-drug-conjugates (ADC) fail to mitigate known toxicities of those classes of small molecules delivered as systemic chemotherapies;
•
our clinical data do not match the preclinical data supporting antibody selectivity, linker stability, pharmacokinetics, anti-tumor efficacy, or any other key attributes;
•
product-related side effects experienced by participants in our clinical trials or by individuals using drugs or therapeutic antibodies similar to ours;
•
delays in submitting IND applications or comparable foreign applications, or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
•
conditions imposed by the FDA, or other regulatory authorities regarding the scope or design of our clinical trials;
•
delays in enrolling research subjects in clinical trials;
•
high drop-out rates and high failure rates of research subjects;

•
inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials;
•
greater-than-anticipated clinical trial costs;
•
poor effectiveness of our product candidates during clinical trials;
•
unfavorable FDA or other regulatory agency inspection and review of a clinical trial or manufacture site;
•
failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•
delays and changes in regulatory requirements, policies and guidelines;
•
the FDA or other regulatory agencies interpreting our data differently than we do;
•
or adverse impacts caused by the ongoing COVID-19 pandemic, ongoing Geopolitical considerations in Europe and other countries which could heighten any of the foregoing risks.
•
Further, we and any potential future partners may never receive approval to market and commercialize any product candidate or the regulatory approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions, safety warnings or post marketing testing requirements.
•
We may not be successful in our efforts to use and expand our Peak Bio Research and Discovery (R&D) Toxin and ADC Platform Engine to build a pipeline of product candidates with our current Toxins PH1, PH5, PH6 or any future identified opportunities either as new toxins or new nominated ADCs generated from our platform.
•
Even if we are successful in identifying a pipeline of product candidates with our proprietary Peak Bio R&D Toxin and ADC Platform Engine, we may not have or be able to raise sufficient capital to pursue them due to our commitments to PHP-303 and/ or Trop2 PH1 ADC clinical development.
•
A key element of our strategy is to use and expand our Peak Bio R&D and ADC Platform Engine to build a pipeline of product candidates and progress these product candidates through preclinical and clinical development for the treatment of various diseases.
•
Although our research efforts to date suggests that our novel approach to toxin and ADC drug development has potentially created a novel toxin portfolio, whether that allows us to create a novel cadre of future clinical and eventually commercially viable ADC candidates depends upon its performance in future phase 1 and phase 2 clinical trials.
•
Our concept is to create novel ADC drug candidates that:
•
Potentially enhance tumoricidal activity beyond cytotoxicity;
•
Potentially engage the Host Response (T and B cells) that can potentially co-evolve and can counter resistance mutations;
•
Potentially create ADC payloads that act as poor substrates for MDR Transporters; and
•
Potentially creating immune memory cells that may expand and re-engage upon patient relapse and/or tumor recurrence.
•
We may not be able to adequately engage the immune response or reverse the effects of immune suppression in certain cancers with or without combination with checkpoint inhibitors.
•
Conversely, we may elicit a heightened response from the human immune system resulting in mild or acute cytokine release syndrome which may result in reduction, discontinuation, or spreading a certain dose over time. This in turn may result in failure to achieve the preclinically recommended phase 2 dose for anti-tumor efficacy.
•
The additional mechanism of action of engaging the human immune system may not be significant over and above the payload’s ability to kill cancer cells, restoring or activating the human immune system with/ without checkpoint inhibitor combination may not have the desired anti-tumor effects, or be counter-productive from safety or any other perspective.
•
While immune activation has been a successful clinical approach for various checkpoint blockade strategies, for e.g., PD-1 and PD-L1; not all PD-1 or PD-L1 inhibitors have been successful in the same indication. We may have to explore several combination strategies in phase 1 to determine potential pairing strategies.

•
Even when a combination is proven safe by phase 1 clinical study, we may have combined with the immunotherapy that fails to contribute to the anti-tumor effect. Alternatively, our ADC may not significantly improve the efficacy of the immunotherapy which may well be the standard-of-care for that kind of cancer. Additional attempts, new strategies and new clinical trials may be required for further development.
•
We may incur greater costs related to additional manufacturing, new trials, develop new strategic partnerships and require additional fund-raising events to finally see the development candidate become a marketed product.

Our Peak Bio R&D Toxin and ADC Platform Engine is evolving and may not reach a state at which building a pipeline of product candidates is possible.

•
Even if we are successful in building our Oncology pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance, limited commercial success leading to inability to generate sufficient product revenues in the future.
•
Our approach to developing and identifying our therapeutic product candidates using the Peak Bio R&D Toxin and ADC Platform Engine is novel and unproven and may not result in marketable products.
•
We plan to develop a pipeline of product candidates using our Peak Bio R&D Toxin and ADC Platform Engine including those already generated from our PH1 and in the future our early-stage toxin programs PH5 and PH6. We believe that we may be able to overcome certain key limitations of the current oncology ADC based drug discovery and development paradigms by focusing on our ability to generate novel toxins, that are engineered to:
•
Potentially enhance tumoricidal activity beyond cytotoxicity;
•
Potentially engage the Host Response (T and B cells) and can potentially co-evolve and can counter resistance mutations;
•
Potentially creating ADC payloads that act as poor substrate for MDR Transporters (reduced resistance); and
•
Potentially creating immune memory cells that may expand and re-engage upon patient relapse and/or tumor recurrence.
•
We may not be correct in our beliefs about the differentiated nature of the Peak Bio R&D Toxin and ADC Platform to competing technologies, our data may be relevant to a niche, and our platform may not prove to be superior in all settings. Additionally, clinical data may not support our preclinical findings, for e.g., if humans were to degrade PH1 differently, and this new catabolite is a substrate for MDR transporters. Alternatively, said PH1 ADC benefits may be neutralized, for e.g., patients were to develop resistance to PH1 independently by known or unknown mechanisms such as potential mutations in spliceosomes.
•
If our Peak Bio R&D Toxin and ADC Platform is not able to develop approved ADC constructs that are effective at the necessary speed or scale, it could have a material and adverse effect on our business, financial condition, results of operations and prospects.
•
In the future we may not be successful in our efforts to identify and acquire additional product candidates, novel new IP, or licenses from academic or industry sources and this may impact our ability to grow the company and improve our ability to develop and commercialize additional products.

We may expend our limited resources and access to capital to pursue a particular product candidate; these decisions may prove to be wrong and may adversely impact our business. Because we have limited financial and managerial resources, we intend to focus our efforts on specific R&D programs, including our clinical development of product candidate(s) PHP-303, and Trop2 PH1 ADC, our lead oncology ADC candidate, and eventually advancing additional research programs progressing from our Peak Bio R&D Discovery Toxin and ADC Platform Engine.

•
As a result, we may forgo or delay pursuit of other opportunities, including with potential future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.
•
Our spending on current and future R&D programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through partnership, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

The effects of health epidemics, geopolitical instability including the ongoing COVID-19 pandemic, the conflict in Eastern Europe and in regions where we, or the third parties on which we rely, have business operations could adversely impact our business, including our preclinical studies, anticipated clinical trials, and contract manufacturing capabilities. The COVID-19 pandemic and/or the geopolitical instability in Eastern Europe could materially affect our operations, which have been affected by supply chain issues subject to foreign policy changes and/or executive orders, and at our future clinical trial sites, as well as the business or operations of our CROs, CDMOs, or other third parties with whom we conduct business and could be adversely impacted and cause significant disruptions and delays which could greatly impact our business and may continue to impact planned preclinical and clinical plans.

•
Further, from time to time there have been declarations from the President of the United States, State Governors and Ex-US country leadership declaring that the COVID-19 pandemic a national, state or country emergency, on occasions where the spread and increased incidence of varying strains of COVID-19 both in severity and incidence have invoked restrictive measures that have, and could, in the future, impact our business as well as other businesses materially.
•
Exceptions to facilitate authorized necessary activities to mitigate the impact of the COVID-19 pandemic have been instituted from time to time as needed or mandated.
•
In response to these public health directives and orders, we implemented at various times work-from-home policies to support the community efforts to reduce the transmission of COVID-19 and protect employees, complying with guidance from federal, state/provincial, or municipal government and health authorities.
•
We implemented from time to time several measures to ensure employee safety and business continuity.
•
Employees who can work from home have been doing so, as directed from time to time, while those needing to work in laboratory facilities are divided into shifts to reduce the number of people gathered at one time.
•
We have also taken measures to secure our research activities while work in laboratories has been organized to reduce the risk of COVID-19 transmission.
•
These measures from time to time have resulted in decreased productivity of our laboratory-based workforce and may continue to do so for as long as such measures from time to time remain in place.
•
Additionally, business travel can be restricted from time to time, (though no longer currently suspended), and we have utilized online and teleconference technology to meet virtually rather than in person.
•
While certain of the restrictions in California and other locations in which we have employees or independent contractors have recently been relaxed or lifted, these restrictions may be re-implemented or new restrictions imposed if rates or incidence of infection increase.
•
The effects of the executive orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our programs and timelines (for example, our timeline for our anticipated Phase 2 clinical start for PHP-303 or progress with our IND-enabling studies and eventual IND filings related to our nominated Trop2 PH1 ADC program and other future clinical PHP-303 and ADC pre-clinical programs or nominations of any future ADC programs internally, or in any future partnerships with external collaborators could be delayed), the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe disruptions in our operations could negatively impact our business, operating results, and financial condition.
•
The global pandemic and ensuing outbreaks, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could be imposed or re-instituted, related to COVID-19 or other infectious diseases could impact personnel at third-party facilities, including those from which we currently obtain tissue and blood samples, or on which we may in the future rely for manufacturing, in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. Similarly, disruption in operations of our collaboration partner, pH Pharma, or any third-party facilities on which they are dependent may affect our collaboration and our ability to nominate an ADC candidate for further development and could create disruptions to resources, inability of workers to carry out their jobs effectively, disruptions to manufacturing, supply chains, inability to travel and increased pressure on health systems required to treat COVID-19.
•
As a result of government and local regulation we have been required at times to introduce a work-from-home policy for the large majority of our workforce and our facilities could remain open only for business-critical activities.
•
The requirement by governments to stay at home or to “social distance” limits normal communications and may also increase cyber security risk or create data accessibility concerns.

•
It also has at times significantly curtailed the numbers of individuals who can work in our offices or labs.

Our planned preclinical research and clinical trials may be affected by the ongoing COVID-19 pandemic, should the pandemic continue, a new health crisis emerge, or until such time at which we intend to initiate such trials, including the following.

•
Patients that may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or due to limitations on travel imposed or recommended by federal, state/ provincial or municipal governments interrupt healthcare services. It may cause interruptions in our ability to obtain meaningful data from clinical trials or increased rates of patients may withdraw from our clinical trials following enrollment as a result of contracting COVID-19 or being forced to quarantine or being unable to visit clinical trial locations or otherwise comply with clinical trial protocols.
•
Healthcare resources may be diverted or prioritized away from the conduct of clinical trials and towards the ongoing COVID-19 pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials, and because, who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations. This may include limitations in hospital resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees, or their families, or the desire of employees to avoid contact with large groups of people. We may experience difficulties in retaining clinical site investigators and clinical site staff; delays in receiving the supplies, materials and services needed to conduct clinical trials (and preclinical research); interruption to key clinical trial activities including monitoring of clinical sites, patient visits, inability to follow patients after they have received treatment and patient assessments and patients dropping out from trials early reduce the numbers impacting efficacy analysis; delays in enrolling patients or having to discontinue enrolled patients on account of Covid-19 (or other health crises) impacting the readout of key trial endpoints. AATD patients, in particular, are at greater risk from COVID-19 given that the condition is a respiratory and lung condition.
•
Together with the vulnerability of patients with severe AATD, it is likely that once initiated, clinical centers may have to suspend and/or divert resources away from clinical trials till a later time.

We depend on enrollment of patients in our clinical trials for our product candidates. If we are unable to enroll patients in our clinical trials, or enrollment is slower than anticipated, in particular for our product candidates with rare disease indications, our research and development efforts could be adversely affected.

•
Successful and timely completion of clinical trials for our product candidates will require that we are able to enroll a sufficient number of patients.
•
Trials may be subject to delays as a result of the limited number of patients with the diseases that these product candidates target, patient enrollment taking longer than anticipated or patient withdrawal.
•
We will compete with other companies in enrolling the same limited population of patients, which may further challenge our ability to timely enroll patients in our clinical trials.
•
Due to the small number of patients for any rare disease or tumor type, it may be difficult for us to enroll a sufficient number of patients in our clinical trials for our product candidates with indications in rare diseases or enrollment for these product candidates may take significantly longer than we anticipate.
•
There are an estimated 50,000 and 60,000 persons in North America and Europe, respectively, with the genotypes that we intend to enroll in our clinical trials for AATD, the target indication for PHP-303.
•
Patient enrollment depends on many factors, including the size and nature of the patient population, eligibility criteria for the trial, the proximity of patients to clinical sites, the design of the clinical protocol, the availability of competing clinical trials, the availability of new drugs or biologics approved for the indication the clinical trial is investigating, and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies.
•
These factors may make it difficult for us to enroll enough patients to complete our clinical trials in a timely and cost-effective manner. For example, our Phase 2 PHP-303 trial will recruit individuals with alpha-1 antitrypsin deficiency-related lung disease, who are potentially at greater risk from COVID-19 exposure.
•
As a consequence of the COVID-19 pandemic, future recruitment into our Phase 2 alpha-1 antitrypsin deficiency study could be delayed.

•
Delays in the completion of any clinical trial of our product candidates will increase our costs, slow down our development and approval of our product candidates, and delay or potentially jeopardize our ability to commence product sales and generate revenue.
•
In addition, some of the factors that cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.
•
We may become exposed to costly and damaging liability claims, either when testing our product candidates in the clinic or at the commercial stage, and our product liability insurance may not cover all damages from such claims.
•
We may experience a delay in availability of drug product for PHP-303 due to lack of manufacturing capacity and/or raw materials at our third-party contract manufacturing organizations (“CMOs”).
•
We may experience a delay in our ability to close and negotiate third-party partnerships or collaborations, or to progress third-party collaborations already in place.
•
We could face limitations on employee resources as a result of increased sickness, requirement for employees to care for family members or requirement for employees to self-isolate themselves; interruptions and delays in our development, translation and manufacturing activities, and missed milestones as a result of the government required “stay-at-home” guidelines; delay in responses from regulatory authorities in relation to approvals, amendments or other regulatory engagements required for our ongoing development activities; supply chain interruptions; or diversion of CDMO activities and raw materials to COVID-19 products, including restrictions imposed by various governments, causing delays to clinical trial supplies.

Our business is subject to risks associated with conducting business internationally. We source research and development, manufacturing, consulting, and other services from companies based throughout the United States, the EU, and select Asian countries and we will be planning and conducting our clinical trials in the United States, Canada, certain European countries, in the near-term and in the future.

•
Accordingly, our future results could be harmed by a variety of factors, including: economic weakness, including inflation, or political instability in varying economies and markets; differing regulatory requirements for drug approvals in non-European Union (EU) countries; differing jurisdictions could present different issues for securing, maintaining, or obtaining freedom to operate for our intellectual property in such jurisdictions; such jurisdictions; potentially reduced protection for intellectual property rights; difficulties in compliance with non- US laws and regulations; changes in non-U.S. regulations and customs, tariffs, and trade barriers; changes in non-U.S. currency exchange rates of the USD and currency controls; changes in a specific country’s or region’s political or economic environment, trade protection measures, import or export licensing requirements or other restrictive actions by the USA or non-U.S. governments; differing reimbursement regimes and price controls in certain non-U.S. markets; negative consequences from changes in tax laws; compliance with tax, employment, immigration, and labor laws for employees living or traveling outside of the USA; business interruptions resulting from geo-political actions, including war and terrorism, health epidemics and other widespread outbreaks of contagious disease, or natural disasters, including earthquakes, typhoons, hurricanes, floods and fires; and business interruptions resulting from the COVID-19 pandemic or any other similar pandemic.
•
The United Kingdom’s (UK) withdrawal from the European Union (commonly referred to as Brexit) on January 3, 2020, may adversely impact our ability to obtain regulatory approvals of our product candidates and in particular PHP-303 in AATD in the European Union and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the European Union.
•
There is considerable uncertainty resulting from a lack of precedent and the complexity of the UK and EU’s intertwined legal regimes as to how Brexit (following the Transition Period) will impact the life sciences industry in Europe, including our Company, including with respect to ongoing or future clinical trials, among other aspects. Since a significant proportion of the clinical and regulatory framework for PHP-303 utilizes Irish investigators and the fact that the UK (Brexit) would be applicable to our business and our product candidate for AATD is derived from EU directives and regulations, the withdrawal could materially impact the regulations with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK or the EU.

•
The impact will largely depend on the model and means by which Ireland and the UK’s relationship with the EU is governed post-Brexit and the extent to which the UK chooses to diverge from the EU regulatory framework.

•
As a result of Brexit, incentives related to an orphan designation granted in the EU are limited to the EU and Ireland but are not valid in UK.
•
The UK competent authority, MHRA, will review applications for orphan designation at the time of a marketing authorization, and there is no pre-marketing authorization orphan designation.
•
It is therefore possible that conditions that are currently designated as orphan conditions in the UK will no longer be and that conditions not currently designated as orphan conditions in the European Union will be designated as such in the UK.
•
In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize, or co-commercialize, our product candidates, if approved.
•
In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs.
•
The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy.
•
National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of product candidates in that context.
•
In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market product candidates, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize, or co-commercialize, our product candidates, if approved.
•
In markets outside of the United States, the EU and the UK, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific product candidates and therapies.
•
We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative action in the United States, the EU, the UK, or any other jurisdictions.
•
If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.
•
There have been, and likely will continue to be, additional legislative and regulatory proposals at the foreign, federal, and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop product candidates.

If PHP-303, our clinical stage asset, or other future product candidates acquired or those derived or developed from our Peak Bio R&D Toxin and ADC Platform, continue in clinical trials, or are eventually initiated in clinical trials in human subjects, they may not demonstrate the combination of safety and efficacy necessary to become approvable or commercially viable.

•
For example, we have not conducted testing in human subjects of our Trop2 PH1 ADC nominated program or any other future nominated product candidates. We may ultimately discover that our product candidates we develop do not possess certain properties that we believe will be helpful for therapeutic effectiveness and safety.
•
Further, although our PH1 toxin program has exhibited encouraging results in preclinical research, it may not demonstrate similar results in further research or exhibit the same properties in humans and may interact with human biological systems in unforeseen, ineffective, or harmful ways. As a result, we may never succeed in developing a marketable product based on our PH1 based toxin programs or based on our overall Peak Bio R&D Toxin and ADC Platform, including our additional toxins PH5, PH6.
•
If the product candidates resulting from our PH1 based toxin programs from our Peak Bio R&D Toxin and ADC Platform or any of our potential future product candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could require us to change our focus and approach to R&D, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our product candidates are at an early stage of development, and we may not be able to successfully develop and commercialize them.

•
Significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals.
•
Much of our efforts and expenditures over the next few years will be devoted to PHP-303, (Clinical) Trop2 PH1 ADC, (IND-enabling) and newly nominated ADC programs based on our PH1 toxin or any of our future toxins PH5, PH6.
•
These are our only product candidates in preclinical development or clinical trials.
•
We have no drugs that have received regulatory approval for commercial sale.
•
We expect that none of our product candidates will be commercially available in the near term.

Our ability to commercialize our product candidates depends on first receiving Food and Drug Administration (FDA) approval.

•
The future commercial success of these product candidates will depend upon their acceptance by physicians, patients, and other key decision-makers as therapeutic and cost-effective alternatives to currently available products.
•
Because we have very limited data to date regarding our product candidates, we are unable to predict with any degree of certainty whether they will ever be approved by the FDA, the EMA, or comparable foreign authorities or if approved, will achieve market acceptance.
•
If we fail to produce a commercially successful product, we may not be able to earn sufficient revenues to continue as a going concern.
•
We may continue to need significant amounts of additional capital and we cannot be sure that additional capital will be available to us.
•
We have consumed limited amounts of cash to date but expect capital outlays and operating expenditures to significantly increase over the next several years as we hire additional employees, expand our infrastructure, and accelerate our preclinical development and clinical trial activities.
•
We believe that the net proceeds made available from the Business Combination, along with our existing cash and investment securities, milestone payments and research grants, will be sufficient to fund our operations for at least the next two years. However, changes in our business may occur that would consume available capital resources sooner than we expect.
•
If adequate funds are not available to us, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs.
•
We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us.
•
To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution.
•
To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.
•
Clinical trials for our product candidates are expensive and time-consuming and their outcome is uncertain.
•
Before we can obtain regulatory approval for the commercial sale of any product candidate that we wish to develop, we will be required to complete preclinical development, manufacturing, and extensive clinical trials in humans to demonstrate its safety and efficacy.
•
Each of these trials requires the investment of substantial expense and time.

•
We are currently planning on conducting a phase 2/phase 3 adaptive design trial for our most advanced product candidate PHP-303 and expect to commence this trial in 2023. The target indication is Alpha-1 Antitrypsin Deficiency (AATD).
•
We may commence additional clinical trials for our PHP-303 program if our Department of Defense (DoD) preclinical grant demonstrates potentially positive preclinical data. This may be our second clinical program to advance in Acute Respiratory Distress Syndrome (ARDS).
•
There are numerous factors that could delay each of these clinical trials or prevent us from completing these trials successfully.
•
The length of time required to submit an investigational new drug application (IND) and get the approval from FDA to initiate clinical trials varies significantly and may be difficult to predict. This is true for other regulatory authorities as well.
•
Success in preclinical and early clinical trials does not ensure that large-scale trials will be successful, nor does it predict the final result.
•
Acceptable results in early trials may not be repeated in later trials.
•
It is not unknown for companies in the biotechnology/ pharmaceutical industry to have suffered setbacks in advanced clinical trials, even after having promising results in earlier trials.
•
Negative or inconclusive results or treatment-related adverse events during a clinical trial could cause it to be redone or terminated.
•
In addition, failure to construct appropriate clinical trial protocols could result in the test or control group experiencing a disproportionate number of adverse events and could cause a clinical trial to be redone or terminated. The length of time necessary to complete clinical trials and to submit a business license application (BLA) for marketing approval for a final decision by the FDA or another regulatory authority varies significantly and may be difficult to predict.
•
To date, we have limited clinical data and have not seen any significant toxicity data however, trials in later stages may show or deem this program to not be safe or efficacious which would not allow us to obtain the requisite regulatory approvals for these product candidates or any other potential product candidates.
•
Because our Trop2 PH1 ADC preclinical ADC program and PHP-303 clinical programs are our only product candidates in clinical trials or preclinical development at the present time, any delays, or difficulties we encounter may impact our ability to generate revenue and cause our stock price to decline significantly.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, an ongoing military conflict between Russia and Ukraine, and record inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine, geopolitical tensions or record inflation.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which has led to record inflation globally. We are continuing to monitor inflation, the situation in Ukraine and global capital markets and assessing the potential impacts on our business.

The global economy has been, and may continue to be, negatively impacted by Russia’s invasion of Ukraine. As a result of Russia's invasion of Ukraine, the U.S., the European Union, the United Kingdom, and other G7 countries, among other countries, have imposed substantial financial and economic sanctions on certain industry sectors and parties in Russia. Broad restrictions on exports to Russia have also been imposed. These measures include: (i) comprehensive financial sanctions against major Russian banks; (ii) additional designations of Russian individuals with significant business interests and government connections; (iii) designations of individuals and entities involved in Russian military activities; and (iv) enhanced export controls and trade sanctions limiting Russia's ability to import various goods. Russian military actions and the resulting sanctions could continue to adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Further, there are current geopolitical tensions with China. Recently, the Biden administration has signed multiple executive orders regarding China. One particular executive order titled

Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy, signed on September 12, 2022, will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Any additional executive orders or potential sanctions with China could materially impact our manufacturing partners.

Although our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine, geopolitical tensions, or record inflation to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the conflict in Ukraine, geopolitical tensions, record inflation, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

Climate change or legal, regulatory or market measures to address climate change may negatively affect our business, results of operations, cash flows and prospects.

We believe that climate change has the potential to negatively affect our business and results of operations, cash flows and prospects. We are exposed to physical risks (such as extreme weather conditions or rising sea levels), risks in transitioning to a low-carbon economy (such as additional legal or regulatory requirements, changes in technology, market risk and reputational risk) and social and human effects (such as population dislocations and harm to health and well-being) associated with climate change. These risks can be either acute (short-term) or chronic (long-term).

The adverse impacts of climate change include increased frequency and severity of natural disasters and extreme weather events such as hurricanes, tornados, wildfires (exacerbated by drought), flooding, and extreme heat. Extreme weather and sea-level rise pose physical risks to our facilities as well as those of our suppliers. Such risks include losses incurred as a result of physical damage to facilities, loss or spoilage of inventory, and business interruption caused by such natural disasters and extreme weather events. Other potential physical impacts due to climate change include reduced access to high-quality water in certain regions and the loss of biodiversity, which could impact future product development. These risks could disrupt our operations and its supply chain, which may result in increased costs.

New legal or regulatory requirements may be enacted to prevent, mitigate, or adapt to the implications of a changing climate and its effects on the environment. These regulations, which may differ across jurisdictions, could result in us being subject to new or expanded carbon pricing or taxes, increased compliance costs, restrictions on greenhouse gas emissions, investment in new technologies, increased carbon disclosure and transparency, upgrade of facilities to meet new building codes, and the redesign of utility systems, which could increase our operating costs, including the cost of electricity and energy used by us. Our supply chain would likely be subject to these same transitional risks and would likely pass along any increased costs to us.

Environmental, social and governance matters may impact our business and reputation.

Governmental authorities, non-governmental organizations, customers, investors, external stakeholders and employees are increasingly sensitive to environmental, social and governance, or ESG, concerns, such as diversity and inclusion, climate change, water use, recyclability or recoverability of packaging, and plastic waste. This focus on ESG concerns may lead to new requirements that could result in increased costs associated with developing, manufacturing and distributing our products, when applicable. Our ability to compete could also be affected by changing customer preferences and requirements, such as growing demand for more environmentally friendly products, packaging or supplier practices, or by failure to meet such customer expectations or demand. While we strive to improve our ESG performance, we risk negative stockholder reaction, including from proxy advisory services, as well as damage to our brand and reputation, if we do not act responsibly, or if we are perceived to not be acting responsibly in key ESG areas, including equitable access to medicines and vaccines, product quality and safety, diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency, and addressing human capital factors in our operations. If we do not meet the ESG expectations of our investors, customers and other stakeholders, we could experience reduced demand for our products, loss of customers, and other negative impacts on our business and results of operations.

Risks Relating to Development, Clinical Testing, Manufacturing and Regulatory Approval

Prior to our acquisition of PHP-303, we were not involved in its development and, as a result, we are dependent on Bayer having accurately reported the results and correctly collected and interpreted the data from all clinical trials conducted prior to our acquisition.

•
We had no involvement with or control over PHP-303 manufacturing or pre-clinical and clinical development prior to our acquisition of PHP-303.

•
We are dependent on Bayer Healthcare (“Bayer”) having conducted their R&D in accordance with the applicable protocols and legal, regulatory, and scientific standards; having accurately reported the results of all clinical trials conducted prior to our acquisition; and having correctly collected and interpreted the data from these trials.
•
To the extent that Bayer has not done this, the clinical development, regulatory approval, or commercialization of our product and future indications associated with this product may be adversely affected.
•
Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•
From time to time, we may publish interim “top-line” or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available.
•
Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published.
•
As a result, interim and preliminary data should be viewed with caution until the final data are available.
•
Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.
•
Our product candidates may have serious adverse, undesirable, or unacceptable side effects which may delay or prevent marketing approval or lead to the withdrawal of approval after it has been granted.
•
If such side effects are identified during the development of these product candidates or following approval, if any, we may need to abandon our development of these product candidates, the commercial profile of any approved label may be limited, or we may be subject to other significant negative consequences following marketing approval, if any.
•
Undesirable side effects that may be caused by PHP-303 or our future named ADC candidates or toxins used internally, licensed out, acquired by third parties could cause us or regulatory authorities to interrupt, delay or halt clinical trials for us or for any of our future partners, collaborators or licensors and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA, or other comparable regulatory or foreign authorities.
•
PHP-303 has completed one or more clinical trials and in the trials conducted prior to our ownership and following our ownership, adverse events observed have included the following: for the two clinical trials conducted by pH Pharma, the most frequently documented treatment emergent adverse events occurred within the gastrointestinal disorders system organ class (14.0% of the 50 subjects dosed) with dyspepsia reported by 3 subjects (6.0% of 50 subjects dosed) and diarrhea, nausea, and vomiting reported by 2 subjects (4.0% each of the 50 randomized subjects). No serious adverse events or other significant adverse events were reported in the trials conducted by pH Pharma. Safety findings were consistent with the known safety profile of PHP-303, including gastrointestinal (GI) AEs which had been identified in the previous sponsor’s studies.

We face risks associated with the clinical development for PHP-303 and for our future ADC nominated candidates that are currently in preclinical development.

•
Results of our future clinical trials, or results from clinical trials for other similar product candidates could reveal a high and unacceptable severity and prevalence of adverse side effects.
•
In such an event, our trials could be suspended or terminated and the FDA, EMA, or other comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications.
•
Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete a trial or result in potential product liability claims. Additionally, if any of our product candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by these product candidates, a number of potentially significant negative consequences could result, including:
•
regulatory authorities may withdraw approvals of any such product and require removal from the market;
•
regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies, specialty pharmacies and other pharmacy related distribution networks (for example, oncology therapies do have inherent risks and labeling considerations that in many instances require additional regulatory labeling requirements);
•
regulatory authorities may require a medication guide outlining the risks of such side effects for distribution to patients, or that we implement a risk evaluation and mitigation strategy (a “REMS”) plan to ensure that the benefits of the product outweigh its risks;
•
we may be required to change the way a product is administered, including changes in dosing regimens, frequency of dose, or reduction in dosing and may require us to conduct additional clinical trials or change the labeling of a product;
•
we may be subject to limitations on how we may promote the product leading to the potential for sales of the product may decrease significantly;
•
third-party private or government payors may not offer, or may offer inadequate, reimbursement coverage for our product candidates, or reimbursement payments may be delayed or impossible to recover; and
•
we may be subject to litigation or product liability claims; and our reputation may suffer.
•
Any of these events could prevent us or any collaborators from achieving or maintaining market acceptance of our product candidates or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenue from the sale of our product candidates.
•
Our preclinical nominated Trop2 PH1 ADC product candidate for which a target indication has yet to be determined may have known adverse effects of anti-Trop2 ADCs such as neutropenia and diarrhea exhibited by Trodelvy or stomatitis and interstitial lung disease seen for Datopotamab DXd, or may have entirely different or more severe toxicities due to a different payload. It is hard to predict how this may affect the future marketability of Trop2 PH1 ADC.

The success of our current product candidates will depend on many factors, including the following:

•
we may not be able to demonstrate that any of our current product candidates is safe and effective as a treatment for the targeted indications to the satisfaction of the applicable regulatory authorities;
•
the applicable regulatory authorities may require additional clinical trials of our current product candidates, which would increase our costs and prolong development;
•
the results of clinical trials of our current product candidates may not meet the level of statistical or clinical significance required by the applicable regulatory authorities for marketing approval;
•
the applicable regulatory authorities may disagree with the number, design, size, conduct, or implementation of our planned and future clinical trials for our current product candidates;
•
the CROs that we retain to conduct clinical trials may take actions outside of our control that materially adversely impact clinical trials for our current product candidates;
•
the applicable regulatory authorities may not find the data from clinical trials sufficient to demonstrate that the clinical and other benefits of our current product candidates outweigh their safety risks;
•
the applicable regulatory authorities may disagree with our interpretation of data from our clinical trials or may require that we conduct additional trials;
•
the applicable regulatory authorities may not accept data generated at our clinical trial sites;
•
if we submit a BLA or NDA to the FDA, and it is reviewed by an advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional pre-clinical studies or clinical trials, limitations on approved labeling, or distribution and use restrictions;
•
the applicable regulatory authorities may require development of a risk evaluation and mitigation strategy (REMS) as a condition of approval;
•
the applicable regulatory authorities may identify deficiencies in the product and process CMC development activities defining our manufacturing processes or facilities of our third-party manufacturers;
•
the applicable regulatory authorities may change their approval policies or adopt new regulations;

•
through our clinical trials, we may discover factors that limit the commercial viability of our current product candidates or make the commercialization of any of our current product candidates unfeasible; and
•
if approved, acceptance of our current product candidates by patients, the medical community, and third-party payors; our ability to compete with other therapies to treat certain oncology indications, AATD, ARDS, NASH or other future indications of interest;
•
continued acceptable safety profiles following approval of our current product candidates; and
•
our ability to qualify for, maintain, enforce, and defend our intellectual property rights and claims.

We may choose to, or may be required to, suspend, repeat, or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.

•
Clinical trials must be conducted in accordance with the FDA’s Good Clinical Practices and are subject to oversight by the FDA and institutional review boards at the medical institutions where the clinical trials are conducted.
•
In addition, clinical trials must be conducted with product candidates produced under the FDA’s Good Manufacturing Practices, or GMP, and may require large numbers of test patients.
•
Clinical trials may be suspended by the FDA at any time if the FDA finds deficiencies in the conduct of these trials or it is believed that these trials expose patients to unacceptable health risks.
•
In addition, we or the FDA might delay or halt our clinical trials of a product candidate for various reasons, including:
•
the product candidate may have unforeseen adverse side effects;
•
the time required to determine whether the product candidate is effective may be longer than expected;
•
fatalities arising during a clinical trial due to medical problems that may not be related to clinical trial treatments;
•
the product candidate may not appear to be more effective than standard of care therapies;
•
insufficient statistical power due to significant patient dropout or crossover to other therapies;
•
insufficient patient enrollment in the clinical trials; or
•
we may not be able to produce sufficient quantities of the product candidate to complete the trials.
•
Furthermore, the process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain.
•
It can vary substantially, based on the type, complexity and novelty of the product involved.
•
Accordingly, our current product candidates or any of our other future product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval, which would have a significant adverse impact on our business and results of operations.

We are subject to environmental and other risks.

•
We use certain hazardous materials in connection with our research and manufacturing activities. In the event such hazardous materials are stored, mishandled, incorrectly disposed, or accidentally released into the environment in violation of law or any permit, we could be subject to loss of our permits, government fines or penalties and/or other adverse governmental or private actions.
•
The levy of a substantial fine or penalty, the payment of significant environmental remediation costs or the loss of a permit or other authorization to operate or engage in our ordinary course of business could materially adversely affect our business.
•
We currently lease facilities in California built above an underground water table, that may be subject to continuing moisture and mold mitigation that may put sensitive and expensive lab equipment and facilities at risk and may reduce their operational lives, require frequent decontamination and recertification cycles to maintain operationality. Together with strict local environmental laws, we may be forced to shut down operations for significant periods of time. As we grow, we may seek out other nearby facilities that are prone to similar and/or other environmental issues and resultant impact is unknown at this juncture but could pose future risks which may require us to pay significant clean-up or other costs in order to maintain our operations on those properties. Such events include, but are not limited to, changes in environmental laws, discovery of new contamination, or unintended exacerbation of existing contamination. The occurrence of any such event could materially affect our ability to continue our business operations on those properties

Risks Relating to Our Dependence on Third Parties

We rely, and expect to continue to rely, on third parties, including independent investigators and CROs, to conduct our clinical trials.

•
If these CROs do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates, or such approval or commercialization may be delayed, and our business could be substantially harmed.
•
For PHP-303 in clinical trials, we rely on drug products that were produced and vialed by our contract manufacturers. For the foreseeable future, we will continue to rely on contract manufacturers to produce sufficient quantities of our product candidates for use in our clinical trials.
•
Contract manufacturers have a limited number of facilities in which our product candidates can be produced.
•
Contract manufacturers may not perform or may discontinue their business for the time required by us to successfully produce and market our product candidates.
•
We have relied upon and plan to continue to rely upon independent clinical investigators and CROs to conduct our clinical trials and to monitor and manage data for our ongoing clinical programs.
•
We rely on these parties for the execution of our clinical trials and control only certain aspects of these parties’ activities.
•
Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. Such standards may change, affecting the ability of contract manufacturers to produce our product candidates on the schedule we require for our clinical trials.
•
Our contract manufacturers may be subject to existing and new environmental compliance related legislation that may adversely impact our expenses or our timelines.
•
We and our independent investigators and CROs are required to comply with GxP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GxP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. At any point in time, the FDA may revoke or suspend the license of our contract manufacturer for failure to maintain standards resulting in business losses for us.
•
If we fail to exercise adequate oversight over any of our independent investigators or CROs or if we or any of our independent investigators or CROs fail to comply with applicable GxP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA, or foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon a regulatory inspection of us or our independent investigators or CROs, such regulatory authority will determine that any of our clinical trials complies with GxP requirements. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
•
Further, these independent investigators and CROs are not our employees and we are not able to control, other than by contract, the amount of resources, including time, which they devote to our clinical trials.
•
If our independent investigators or CROs fail to devote sufficient resources to the development of our product candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of our product candidates.
•
In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information is misappropriated.
•
If any of our relationships with our independent investigators or CROs terminate, we may not be able to enter into arrangements with alternative independent investigators or CROs or to do so on commercially reasonable terms.

•
Switching or adding additional investigators or CROs involves additional cost and potential delays and requires our management’s time and focus.
•
In addition, there is a natural transition period when a new independent investigator or CRO commences work. As a result, delays could occur, which could materially impact our ability to meet our desired clinical development timelines.
•
If our independent investigators or CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to a failure to adhere to our clinical protocols, regulatory requirements, or for other reasons, our clinical trials may be extended, delayed, or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.
•
As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Manufacturing biotherapeutics is difficult and complex, and requires facilities specifically designed and validated for this purpose and we will use Contract Development Manufacturing Organizations (CDMOs) through various contract-manufacturing arrangements.

•
We currently rely on third-party CDMOs for the production of clinical supply of our product candidates and intend to rely on CDMOs for the production of commercial supply of our product candidates, if approved. Our dependence on CDMOs may impair the development of our product candidates and may impair the commercialization of our product candidates, which would adversely impact our business and financial position.
•
We have limited personnel with experience in manufacturing and CMC development requirements and we do not own facilities for manufacturing our product candidates.
•
Instead, we rely on and expect to continue to rely on CDMOs for the supply of cGMP grade clinical trial materials, performance of process and product development activities to facilitate supply of commercial quantities of our product candidates.
•
If approved, reliance on CDMOs may expose us to more risk than if we were to manufacture our product candidates ourselves. However, the shortage of, and diversion of, certain raw material supplies due to the COVID-19 pandemic response have demonstrated that both internal and external manufacturing activities have been subject to disruption and risk.
•
Bayer previously provided clinical supplies for PHP-303 and certain transitional services.
•
We have transitioned the clinical supply manufacture for these product candidates to CDMOs while demonstrating the manufactured product is equivalent to the Bayer form.
•
We will follow all relevant regulatory guidance for the development and manufacture of our products.
•
Given our preclinical oncology candidates are derived from mammalian cell culture, all requirements for prevention of adventitious agents are followed.
•
While we provide oversight of manufacturing activities, we do not and will not control the execution of our manufacturing activities by, and are or will be essentially dependent on, our CDMOs for compliance with cGMP requirements for the manufacture of our product candidates.
•
We aim to minimize this risk by entering into quality agreements, by auditing the CDMOs and by ongoing review of all activities linked to product manufacture.
•
Due to this dependence on CDMOs, we are potentially subject to the risk that our product candidates may have manufacturing defects that we have limited ability to prevent.
•
If a CDMO cannot successfully manufacture material that conforms to our specifications and the regulatory requirements it may delay ongoing clinical studies as we will not be able to secure or maintain regulatory approval for the use of our investigational medicinal product candidates in clinical trials, or for commercial distribution of our product candidates, if approved.
•
In addition, while we have limited direct control over the ability of our CDMOs to maintain adequate quality control, quality assurance and qualified personnel, we aim to maintain control through the use of quality agreements and manufacturing supply agreements.

•
If the FDA, the EMA, or the comparable foreign regulatory authority does not approve these facilities for the manufacture of GMP certified products including our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would delay our development program and significantly impact our ability to develop, obtain regulatory approval for or commercialize our product candidates, if approved.
•
In addition, any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacturing of our product candidates or that obtained approvals could be revoked.
•
Furthermore, CDMOs may breach existing agreements they have with us because of factors beyond our control.
•
They may also terminate or refuse to renew their agreement at a time that is costly or otherwise inconvenient for us.
•
In addition, our preclinical oncology candidate(s) are biologics and the manufacture of biologics involves expensive and complex processes and worldwide capacity at CDMOs for the manufacture of biologics is currently limited.
•
Chemical synthetic routes for toxins are complex multistep processes and CDMOs may find it difficult or be unable to reproduce our processes at a larger scale. Yield loss at each step could result in wastage of expensive raw material intermediates and make it difficult to manufacture sufficient quantities of toxin.
•
The number of CDMOs that can perform all ADC services- process development, manufacture an antibody, a linker-toxin, perform large-scale conjugations and perform necessary analytical quality control evaluations are few and heavily sought after.
•
There are a designated number of manufacturing slots that a CDMO facility can support per year in between manufacturing and disinfecting cycles. Due to demand, these slots must be reserved months ahead of time, and if for any reason (e.g., supply chain issues) we cannot use our reserved slot, we may have to bear additional costs, in addition to lost time.
•
The number of CDMOs that can fill-finish a toxic biologic with cytotoxic properties is limited.
•
In addition, we may need to record period charges associated with manufacturing or inventory failures or other production-related costs that are not absorbed into inventory or incur costs to secure additional sources of capacity.
•
Furthermore, there are inherent uncertainties associated with forecasting future demand, especially for newly introduced products of ours, and consequently we may over or underestimate our own demands resulting in losses.
•
To maintain an adequate future supply to keep up with the potential for a growing demand for our future products, we will need to contract with CDMOs well in advance of any future product launch(s) and will need to maintain and ensure a state of regulatory compliance at all our CDMO production sites.
•
If we for any reason fail to obtain future capacity enhancements on schedule, fail to operate at or near capacity, fail to maintain a state of regulatory compliance, or if actual demand significantly exceeds our future internal forecasts, we may be unable to maintain an adequate supply of our product to meet all demand.
•
Furthermore, certain of our raw materials (Intermediates) and supplies required for the future production of our future products we make for ourselves, or future collaborators, may only be available only through sole source suppliers (the only recognized supplier available to us) or single source suppliers (the only approved supplier for us among other sources), and such raw materials cannot be obtained from other sources without significant delay or at all.
•
If such sole source or single source suppliers were to limit or terminate production or otherwise fail to supply these materials for any reason, such failures could also have a material adverse impact on our future product sales and our business operations.
•
Any prolonged interruption in the operations of our contractors’ manufacturing facilities could result in cancellations of shipments, loss of product in the process of being manufactured, or a shortfall or stock-out of available product for clinical trials or other research activities, any of which could have a material adverse impact on our business. A number of factors could cause prolonged interruptions, including:
•
the inability of a supplier to provide raw materials used for manufacture of our products;
•
equipment obsolescence, malfunctions or failures;
•
product contamination problems;

•
damage to a facility, labs, offices due to natural disasters (e.g., earthquakes can pose a particular risk to our California facilities which are located in areas where earthquakes could occur);
•
changes in FDA regulatory requirements or standards that require modifications to our manufacturing processes;
•
action by the FDA or by us that results in the halting or slowdown of production of one or more of our products due to regulatory issues;
•
a contract manufacturer going out of business or failing to produce product as contractually required; and
•
other similar factors.

Because manufacturing processes and those of our contractors are highly complex and are subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all. Difficulties or delays in our or our contractors’ manufacturing and supply of existing or new products could increase our costs, cause us to lose revenue or market share, damage our reputation and could result in a material adverse effect on our product sales, financial condition, and results of operations.

•
This situation has been exacerbated due to the additional constraints caused by the priority given to the manufacture of COVID-19 therapeutics and vaccines, and the resultant decrease in available CDMO capacity.
•
CDMO capacity in relation to the manufacture of clinical trial and commercial supplies is a key focus and most likely means additional CDMO capacity will be a future priority to secure sufficient supplies.
•
If we or our partners were unable to find an acceptable CDMO within a reasonable timeframe, our clinical trials could be delayed or our commercial activities could be negatively impacted.
•
We rely on and will continue to rely on CDMOs to purchase from third-party suppliers the raw materials meeting our specifications that are necessary to produce our product candidates.
•
We do not and will not have control over the process or timing of the acquisition of these raw materials by our CDMOs. Moreover, we currently do not have any agreements for the production of these raw materials. Supplies of raw material could be interrupted from time to time and we cannot be certain that alternative supplies could be obtained within a reasonable timeframe, at an acceptable cost, or at all.
•
In addition, a disruption in the supply of raw materials could delay the commercial launch of our product candidates, if approved, or result in a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.
•
Growth in the costs and expenses of raw materials and intermediates may also impair our ability to cost effectively manufacture our product candidates. There are a limited number of suppliers for the raw materials that we may use to manufacture our product candidates and we may need to assess alternate suppliers to prevent a possible disruption of the manufacture of our product candidates.
•
The recent restrictions imposed by various governments, including the United States, United Kingdom, and EU, among others, on use of certain raw materials required for the manufacture of therapeutics and vaccines in response to the current COVID-19 pandemic has demonstrated this vulnerability.
•
This vulnerability, for not only our company but other companies large and small, likely will continue in the coming months or years given the pandemic situation.
•
We rely on our CDMOs to conduct all product and process development activities necessary to support regulatory submissions.
•
These activities are critical to meeting the regulatory expectations and if these studies are not considered adequate by FDA, the EMA or comparable foreign regulatory authority then significant delays could be encountered as a result.
•
This risk is mitigated by following all relevant guidance’s and using staff knowledge and previous experience to guide the product and process development programs but is still a potential risk of regulatory non-compliance.
•
Finding new CDMOs or third-party suppliers involves additional cost and requires our management’s time and focus.
•
In addition, there is typically a transition period when a new CDMO commences work.

•
Although we generally do not begin a clinical trial unless we believe we have on hand, or will be able to obtain, a sufficient supply of our product candidates to complete the clinical trial, any significant delay in the supply of our product candidates or the raw materials needed to produce our product candidates, could considerably delay conducting our clinical trials and potential regulatory approval of our product candidates.
•
As part of their manufacture of our product candidates, our CDMOs and third-party suppliers are expected to comply with and respect the proprietary rights of others.
•
If a CDMO or third-party supplier fails to acquire the proper licenses or otherwise infringes the proprietary rights of others in the course of providing services to us, we may have to find alternative CDMOs or third-party suppliers or defend against claims of infringement, either of which would significantly impact our ability to develop, obtain regulatory approval for or commercialize our product candidates, if approved.
•
We intend to enter into strategic relationships with third parties, based on a product-by-product assessment, for the development of some of our product candidates.
•
If we fail to enter into these arrangements, our business, development and commercialization prospects could be adversely affected.
•
Our development program for our product candidates, particularly as we enter late-stage development for some of our product candidates, will require substantial additional funds.
•
We may potentially enter into strategic relationships with pharmaceutical, biopharmaceutical or other partners for the continued development of our product candidates
•
Alternatively, we may seek to sell or out-license one or more of our product candidates.
•
The types of development arrangements referred to above are complex and time-consuming to negotiate and document, and we may not be able to enter into these arrangements on favorable terms or at all.
•
In addition, we face significant competition from other companies in seeking out these types of development arrangements.
•
If we are successful in entering into such an arrangement, we will be subject to other risks, including our inability to control the amount of time and resources the third party will dedicate to our product candidates, financial or other difficulties experienced by such third party, relinquishing important rights to such third party, and the arrangement failing to be profitable to us.
•
If we are unable to enter into an appropriate arrangement for the development of our product candidates, we may have to reduce, delay, or terminate the development of such product candidates.
•
We could also seek to sell or out-license one or more of our product candidates. If we, instead, decide to increase our expenditures to fund development activities on our own, we will need to obtain additional capital, which may not be available to us on acceptable terms or at all. As a result, our business may be substantially harmed.

In some circumstances we may rely on current and future collaborators to assist in our R&D activities. If any of our partners do not satisfy their obligations under our agreements with them, or if they terminate our licenses, partnerships, or collaborations with them, we may not be able to develop or commercialize our licensed or partnered product candidates as planned.

•
Our existing relationship with Bayer for PHP-303 (formally BAY 85-8501) granted us assignment, license, development and commercialization rights that we entered into in 2017.
•
We intend to continue to develop alliances with third party collaborators to develop and market our current and future product candidates.
•
We may not be able to locate or attract third party collaborators to license to, develop, and market other product candidates and we may lack the capital and resources necessary to develop all our product candidates alone.
•
If our collaborators do not prioritize and commit substantial resources to programs associated with our product candidates in timely fashion, we may be unable to commercialize our product candidates, which would limit our ability to generate revenue and become profitable.
•
Our partner(s) might not fulfill all of their obligations under these agreements, and in certain circumstances including our licensing agreement with, they or we may terminate our partnerships with them.

•
In either event, we may be unable to assume the development and commercialization responsibilities covered by these agreements or enter into alternative arrangements with a third-party to develop and commercialize product candidates.
•
If a future partner elected to promote alternative products and product candidates such as its own products and product candidates in preference to those licensed with us, does not devote an adequate amount of time and resources to our product candidates or is otherwise unsuccessful in its efforts with respect to our product candidates, the development and commercialization of product candidates covered by the agreements could be delayed or terminated and our business and financial condition could be materially and adversely affected.
•
Accordingly, our ability to receive any revenue from future product candidates’ collaboration covered by these future agreements is dependent on the efforts of our future partners.
•
If a future partner terminates or breaches its agreements with us, otherwise fails to complete its obligations in a timely manner or alleges that we have breached our contractual obligations under these agreements, the chances of successfully developing or commercializing product candidates under the collaboration could be materially and adversely affected.
•
We could also become involved in disputes with a future or current partner, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. Furthermore, termination of an agreement by a partner could have an adverse effect on the share price.

Risks Relating to Intellectual Property

We rely on patents and other intellectual property rights to protect our product candidates, the obtainment, enforcement, defense, and maintenance of which may be challenging and costly. Failure to enforce or protect these rights adequately could harm our ability to compete and impair our business.

•
Our commercial success depends in part on obtaining and maintaining patents and other forms of intellectual property protection, for example, for compositions-of-matter of our product candidates, formulations of our product candidates, analogs of our toxins, linkers or antibodies, methods used to manufacture our product candidates, methods for manufacturing of the final drug product candidates, and methods of using our product candidates for the treatment of the indications we are developing or plan to develop, or on in-licensing such rights.
•
Our patent portfolio comprises patents and patent applications which cover our PHP-303 product candidate from which the licenses were exclusively purchased from Bayer and their respective assignments of those patents and patent applications which we acquired from Bayer have been registered with the relevant authorities in key territories.
•
Our other patent portfolio includes a series of patents covering our intellectual property rights around our Toxin PH1 (US 2019/0233430 A1). Following acceptance of this SEC filing, Peak Bio will file composition of matter patents covering our Trop2 antibody, ADC, it’s immunostimulatory properties, and ability to combine with checkpoint blockade.
•
There is no assurance that our pending patent applications will result in issued patents, or if issued as patents, will include claims with sufficient scope of coverage to protect our product candidates, or that any pending patent applications will be issued as patents in a timely manner.
•
Further, the patent prosecution process is expensive and time-consuming and we or our licensors may not be able to prepare, file and prosecute all necessary or desirable patent applications for a commercially reasonable cost or in a timely manner or in all jurisdictions.
•
It is also possible that we or our licensors may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection for them.
•
Moreover, depending on the terms of any future in-licenses to which we may become a party, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology in-licensed from third parties. Therefore, these patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

The issuance, scope, validity, enforceability, and commercial value of our and our current or future licensors’ patent rights are highly uncertain.

•
Our and our licensors’ pending and future patent applications may not result in issued patents that protect our technology or product candidates, in whole or in part, or that effectively prevent others from commercializing competitive technologies and product candidates.
•
The patent examination process may require us or our licensors to narrow the scope of the claims of our or our licensors’ pending and future patent applications, which may limit the scope of patent protection that may be obtained, and we cannot assure that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent application from being issued as a patent.
•
Even if patent applications do successfully issue as patents and even if such patents cover our product candidates, third parties may initiate an opposition, interference, reexamination, post grant review, inter partes review, nullification or derivation action in courts or before patent offices, or similar proceedings challenging the validity, enforceability, or scope of such patents, which may result in the patent claims being narrowed or invalidated.
•
Our and our licensors’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent is issued from such patent applications, and then only to the extent the issued claims cover the technology. And because patent applications are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file any patent application related to our product candidates.
•
Furthermore, in the United States, if third parties have filed such patent applications on or before March 15, 2013, the date on which the United States changed from a first to invent to a first to file patent system, an interference proceeding can be initiated by such third parties to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.
•
If third parties have filed such applications after March 15, 2013, a derivation proceeding can be initiated by such third parties to determine whether our invention was derived from such third parties’ product candidates, and even where we have a valid and enforceable patent, we may not be able to exclude others from practicing our invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license.

With respect to certain patents, we enjoy only limited geographical protection, and as a consequence we may not be able to protect our intellectual property rights throughout the world.

•
It would be prohibitively expensive to file and prosecute patent applications and maintain and defend patents covering our product candidates in all countries throughout the world and competitors may use our and our licensors’ technologies in jurisdictions where we have not obtained patent protection to develop their competitor’s own product candidates and, further, may export otherwise infringing product candidates to territories where we and our licensors have patent protection, but enforcement rights are not as strong as that in the United States or Europe.
•
As a result, these product candidates may compete with our product candidates, and our and our licensors’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
•
Further, may decide to abandon national and regional patent applications before grant. The examination of each national or regional patent application is an independent proceeding. As a result, patent applications in the same family may issue as patents in some jurisdictions, such as in the United States, but may issue as patents with claims of different scope or may even be refused in other jurisdictions, such as in China, which has different requirements for patentability and it is also quite common that depending on the country, the scope of patent protection may vary for the same product or technology.
•
In addition, the laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws or rules and regulations in the United States, The UK and Europe, and many companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions.
•
The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing product candidates in violation of our proprietary rights generally.

•
Proceedings to enforce our patent rights in other jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing as patents, and could provoke third parties to assert claims against us. Should we seek legal redress, we may not prevail or if we do prevail, the damages or other remedies awarded may not be meaningful.
•
As a result, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
•
While we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our product candidates.
•
Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate, which may have an adverse effect on our ability to successfully commercialize our product candidates in all of our expected significant foreign markets.
•
If we or our licensors encounter difficulties in protecting, or are otherwise precluded from effectively protecting, the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished, and we may face additional competition from others in those jurisdictions.
•
Another risk we face is that some countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties and some countries limit the enforceability of patents against government agencies or government contractors. As a result, in those countries, the patent owner may have limited remedies, which could materially diminish the value of such patents.

Our intellectual property rights may not adequately protect our technologies and product candidates and may not necessarily address all potential threats to our competitive advantage.

•
The degree of protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. For example:
•
others may be able to make compounds that are the same as or similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;
•
the patents of third parties may impair our ability to develop or commercialize our product candidates;
•
the patents of third parties may be extended beyond the expected patent term and thus may impair our ability to develop or commercialize our product candidates;
•
we or our licensors or any future strategic collaborators might not have been the first to conceive or reduce to practice the inventions covered by the issued patents or pending patent applications that we own or have exclusively licensed;
•
we or our licensors or any future strategic collaborators might not have been the first to file patent applications covering our inventions, our product candidates, or uses of the product candidates in the indications under our development or to be developed;
•
it is possible that the pending patent applications that we own or have exclusively licensed may not lead to issued patents;
•
issued patents that we own or have exclusively licensed may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•
issued patents that we own or have exclusively licensed may not provide coverage for all aspects of our product candidates in all countries, such as for uses of our product candidates in the indications under our development or to be developed;
•
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•
our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive product candidates for sale in our major commercial markets;

•
others performing manufacturing or testing for us using our product candidates or technologies could use the intellectual property of others without obtaining a proper license; or
•
our or our licensors’ inventions or technologies may be found to be not patentable; and we may not develop additional technologies that are patentable.
•
We may become subject to third parties’ claims alleging infringement of third-party patents and proprietary rights, or we may be involved in lawsuits to protect or enforce our patents and other proprietary rights, which could be costly and time consuming, delay or prevent the development and commercialization of our product candidates, or put our patents and other proprietary rights at risk.

Our commercial success depends, in part, upon our ability to develop, manufacture, market, and sell our product candidates without alleged or actual infringement, misappropriation, or other violation of the patents and proprietary rights of third parties. Litigation relating to patents and other intellectual property rights in the biopharmaceutical and pharmaceutical industries is common, including patent infringement lawsuits and interferences, oppositions, and reexamination proceedings before the U.S. Patent and Trademark Office (the “USPTO”), and foreign patent offices.

•
The various markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In addition, many companies in intellectual property-dependent industries, including in the biopharmaceutical and pharmaceutical industries, have employed intellectual property litigation as a means to gain an advantage over their competitors.
•
Numerous U.S., European, and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates.
•
Some claimants may have substantially greater resources than we have and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could.
•
In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. As the biopharmaceutical and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the intellectual property rights of third parties.
•
We may be subject to third-party claims including infringement, interference or derivation proceedings, post-grant review and inter partes review before the USPTO, or similar adversarial proceedings or litigation in the U.S. and other jurisdictions.
•
Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable, and infringed, and the holders of any such patents may be able to block our ability to commercialize the applicable product unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable.
•
Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our compositions, formulations, or methods of treatment, prevention, or use, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product unless we obtained a license or until such patent expires or is finally determined to be invalid or unenforceable.
•
In addition, defending such claims would cause us to incur substantial expenses and could cause us to pay substantial damages, if we are found to be infringing a third party’s patent rights.
•
These damages potentially include increased damages and attorneys’ fees if we are found to have infringed such rights willfully.
•
Any of our patents may be challenged, narrowed, circumvented, or invalidated by third parties.
•
The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad.
•
We may be subject to a third party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, revocation, reexamination, post- grant and inter partes review, or interference proceedings challenging our patent rights or the patent rights of others.
•
An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.
•
Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability.
•
Such proceedings also may result in substantial cost and require significant time from us, even if the eventual outcome is favorable to us.
•
Further, if a patent infringement suit is brought against us or our third-party service providers, our development, manufacturing, or sales activities relating to the product or product that is the subject of the suit may be delayed or terminated.
•
As a result of patent infringement claims, or in order to avoid potential infringement claims, we may choose to seek, or be required to seek, a license from the third party, which would be likely to include a requirement to pay license fees or royalties or both.
•
These licenses may not be available on acceptable terms or at all. Even if a license can be obtained on acceptable terms, the rights may be nonexclusive, which would give our competitors access to the same intellectual property rights.
•
If we are unable to enter into a license on acceptable terms, we could be prevented from commercializing one or more of our product candidates, or forced to modify such product candidates, or to cease some aspect of our business operations, which could harm our business significantly.
•
We might, if possible, also be forced to redesign our product candidates so that we no longer infringe the third-party intellectual property rights, which may result in significant cost and delay to us, or which redesign could be technically infeasible.
•
Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.
•
If we were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States and in Europe, defendant counterclaims alleging invalidity or unenforceability are commonplace.
•
Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness, or non-enablement. Third parties might allege unenforceability of our patents because someone connected with prosecution of the patent withheld relevant information, or made a misleading statement, during prosecution.
•
The outcome of proceedings involving assertions of invalidity and unenforceability during patent litigation is unpredictable.
•
With respect to the validity of patents, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution.
•
There is a risk that in connection with such proceedings, a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue.
•
If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention.
•
Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy.
•
An adverse outcome in a litigation or proceeding involving one or more of our patents could limit our ability to assert those patents against those parties or other competitors, and, may curtail or preclude our ability to exclude third parties from making and selling similar or competing product candidates.
•
In addition, if the breadth or strength of protection provided by our patents is threatened, it could dissuade companies from collaborating with us to license, develop, or commercialize our current or future product candidates.

•
Furthermore, our patents and other intellectual property rights also will not protect our technology if competitors and other third parties design around our protected technology without infringing our patents or other intellectual property rights. For example, a third party may develop a competitive product that provides benefits similar to our product candidates but that uses a technology that falls outside the scope of our patent protection.
•
Our competitors may also seek approval to market generic versions of any approved products and in connection with seeking such approval may claim that our patents are invalid, unenforceable, or not infringed. In these circumstances, we may need to defend or assert our patents, or both, including by filing lawsuits alleging patent infringement.
•
In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid or unenforceable, or that our competitors are competing in a non-infringing manner. Thus, even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.
•
If the patent protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidates could be negatively affected.
•
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.
•
Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. Such litigation or proceedings could substantially increase our operating losses and reduce our resources available for development activities.
•
We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings.
•
Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have an adverse effect on our ability to compete in the marketplace.
•
There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments.
•
If securities analysts or investors view these announcements in a negative light, the price of our stock could be adversely affected.
•
We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent which might adversely affect our ability to develop, manufacture and market our product candidates.

We cannot guarantee that any of our, our licensors’, or the previous owners’ patent searches or analyses, including but not limited to the identification of relevant patents, the scope of patent claims, or the expiration of relevant patent applications or patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and patent application in the United States, Europe and elsewhere that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction.

•
For example, in the United States, patent applications filed before November 29, 2000 and, upon request, certain patent applications filed after that date that will not be filed outside the United States, remain confidential until those patent applications issue as patents.
•
Patent applications in the United States, EU, and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our product candidates could have been filed by others without our knowledge, including any such patent applications that may claim priority from patent applications for patents that we have determined will expire before we commercialize our product candidates.

Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates or the use of our product candidates.

•
As we study our product candidates during development, we may learn new information regarding their structure, composition, properties, or functions that may render third-party patent applications or patents that we had not identified as being, or that we had not believed to be, relevant to our product candidates instead to be relevant to or necessary for the commercialization of our product candidates in a jurisdiction.
•
The scope of a patent claim is determined by an interpretation of the law, the written disclosure in the patent, and the patent’s prosecution history.
•
Our interpretation of the relevance or the scope of a patent or a pending patent application may be incorrect.
•
We may incorrectly determine that our product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope.
•
Our determination of the expiration date or the possibility of an extension of patent term of any patent in the United States, Europe, or elsewhere that we consider relevant also may be incorrect.
•
Any of the foregoing circumstances, failures, or errors may negatively impact our ability to develop and market our product candidates.
•
If we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, we could lose license rights that are important to our business, and our business may be substantially harmed as a result.

If we or our licensors fail to maintain the patents and patent applications covering our product candidates or if we or our licensors otherwise allow our patents or patent applications to be abandoned or lapse, our competitors might be able to enter the market, which would hurt our competitive position and could impair our ability to successfully commercialize our product candidates in any indication for which they are approved.

•
We are party to agreements with Bayer, under which we in-licensed, were assigned and acquired certain intellectual property certain patents and patent applications related to our business.
•
We may enter into additional license agreements in the future.
•
Future license agreements are likely to impose various diligence, milestone payment, royalty, insurance, and other obligations on us.
•
We may not be successful in maintaining necessary rights to our product candidates or obtaining patent or other intellectual property rights important to our business through acquisitions and in-licenses.
•
We currently own and have in-licensed rights to intellectual property, including patents, patent applications and know-how, relating to our product candidates, and our success will likely depend on maintaining these rights.
•
Because our programs may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to continue to acquire, in-license, maintain, or use these proprietary rights. Currently, we hold the research license for DNA constructs to produce antibodies at laboratory scale for in vitro and animal testing. We will need to obtain commercial licenses if we go into manufacturing, clinical trials, and finally commercialization. We may have to offer annual fees for rights-for-access for many years and royalties from our sales as part of obtaining commercial manufacturing license. We may have to seek other commercial licenses and offer significant part of our revenues.
•
In addition, our product candidates may require specific formulations to work effectively and the rights to those formulations or methods of making those formulations may be held by others.
•
We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property rights that we identify as necessary for the development and commercialization of our product candidates.
•
The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies also are pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive.
•
These established companies may have a competitive advantage over us due to their size, cash resources, and greater clinical development and commercialization capabilities.

•
In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We may also be unable to license or acquire third-party intellectual property rights on a timely basis, on terms that would allow us to make an appropriate return on our investment, or at all.
•
Even if we are able to obtain a license to intellectual property of interest, we may not be able to secure exclusive rights, in which case others could use the same rights and compete with us.
•
If we are unable to successfully obtain a license to third-party intellectual property rights necessary for the development of our product candidates or a development program on acceptable terms, we may have to abandon development of our product candidates or that development program.
•
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
•
Periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and foreign patent agencies over the lifetime of a patent.
•
In addition, the USPTO and other foreign patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. While an inadvertent failure to make payment of such fees or to comply with such provisions can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which such non-compliance will result in the abandonment or lapse of the patent or patent application, and the partial or complete loss of patent rights in the relevant jurisdiction.
•
Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, and non-payment of fees and failure to properly legalize and submit formal documents within prescribed time limits.

We may be subject to claims challenging the inventorship of our patents and patent applications or ownership of our intellectual property.

•
In particular, we may be subject to claims that former employees or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor.
•
While it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own.
•
For example, the assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, countries may have different assignment of intellectual property rights or we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates.
•
Litigation may be necessary to defend against these and other claims challenging inventorship.
•
If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property.
•
Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
•
Changes in patent laws or patent jurisprudence could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.
•
As is the case with other biopharmaceutical and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents.
•
Obtaining and enforcing patents in the biopharmaceutical and pharmaceutical industries involve both technological complexity and legal complexity.
•
Therefore, obtaining and enforcing biopharmaceutical and pharmaceutical patents is costly, time-consuming and inherently uncertain.

•
In addition, the America Invents Act (the “AIA”), which was passed in September, 2011, resulted in significant changes to the U.S. patent system.
•
An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention.
•
A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application, but circumstances could prevent us from promptly filing patent applications on our inventions.
•
Among some of the other changes introduced by the AIA are changes to the limitation where a patent may be challenged, thus providing opportunities for third parties to challenge any issued patent in the USPTO. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action.
•
Accordingly, a third party may attempt to use the USPTO proceedings to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. It is not clear what, if any, impact the AIA will have on the operation of our business. However, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents.
•
Additionally, the U.S. Supreme Court has ruled on several patent cases in recent years either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations.
•
In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
•
Similarly, the complexity and uncertainty of European patent laws have also increased in recent years. In addition, the European patent system is relatively stringent in the type of amendments that are allowed during prosecution. Complying with these laws and regulations could limit our ability to obtain new patents in the future that may be important for our business.

Depending upon the timing, duration, and conditions of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the “Hatch-Waxman Amendments.”

•
If we do not obtain protection under the Hatch-Waxman Amendments and similar non-U.S. legislation for extending the term of patents covering our product candidates, our ability to compete effectively could be impaired.
•
The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product or method of use as compensation for patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Similar patent term extensions may be available in other jurisdictions.
•
For example, a supplementary protection certificate in Europe may be applied for approval to recover some of the time lost between the patent application filing date and the date of first marketing authorization.
•
However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing product candidates sooner.
•
As a result, our revenue from applicable product candidates could be reduced, possibly materially.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitive position may be adversely affected.

•
We currently own registered trademarks. We may not be able to obtain trademark protection in territories that we consider of significant importance to us.
•
In addition, any of our trademarks or trade names, whether registered or unregistered, may be challenged, opposed, infringed, cancelled, circumvented, or declared generic, or determined to be infringing on other marks, as applicable.
•
We may not be able to maintain and protect our rights to these trademarks and trade names, which we will need to build name recognition by potential collaborators or customers in our markets of interest.
•
Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be adversely affected.
•
If we are unable to protect the confidentiality of our trade secrets and know-how, our business and competitive position would be harmed.
•
We consider proprietary trade secrets and confidential know-how and unpatented know-how to be important to our business.
•
In addition to seeking patents for some of our technology and product candidates, we also may rely on trade secrets or confidential know-how to protect our technology, especially where patent protection is believed to be of limited value. However, trade secrets and confidential know-how are difficult to maintain as confidential.
•
To protect this type of information against disclosure or appropriation by competitors, our policy is to require our employees, consultants, contractors, and advisors to enter into confidentiality agreements with us.
•
We also seek to preserve the integrity and confidentiality of our data, trade secrets, and know-how by maintaining physical security of our premises and physical and electronic security of our information technology systems.
•
Monitoring unauthorized uses and disclosures is difficult, and we cannot know whether the steps we have taken to protect our proprietary technologies will be effective.
•
In addition, current or former employees, consultants, contractors, and advisers may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential information.
•
We therefore cannot guarantee that our trade secrets and other proprietary and confidential information will not be disclosed or that competitors will not otherwise gain access to our trade secrets. Enforcing a claim that a third party obtained illegally and is using trade secrets or confidential know-how is expensive, time consuming, and unpredictable. The enforceability of confidentiality agreements may vary from jurisdiction to jurisdiction.
•
Furthermore, if a competitor lawfully obtained or independently developed any of our trade secrets, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.
•
Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret.
•
Failure to protect or maintain trade secrets and confidential know-how could adversely affect our business and our competitive position.
•
Moreover, our competitors may independently develop substantially equivalent proprietary information and may even apply for patent protection in respect of the same.
•
If successful in obtaining such patent protection, our competitors could limit our use of our own trade secrets or confidential know-how.

We may be subject to claims by third parties asserting that we or our employees have misappropriated third-party intellectual property, or claiming ownership of what we regard as our own intellectual property. These claims may be costly to defend and if we do not successfully do so, we may be required to pay monetary damages and lose valuable intellectual property rights or personnel.

•
Some of our employees, including our senior management, were previously employed at other biopharmaceutical or pharmaceutical companies, including our competitors or potential competitors. Some of these employees executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment.
•
Although we try to ensure that our employees do not use the know-how, trade secrets, or other proprietary information of others in their work for us, we may be subject to claims that we or these employees have used or disclosed confidential information or intellectual property, including know-how, trade secrets, or other proprietary information, of any such employee’s former employer.
•
Litigation may be necessary to defend against these claims.
•
If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel.
•
A loss of key research personnel or their work product could hamper or undermine our ability to develop and commercialize our product candidates, which would severely harm our business.
•
In addition, if such intellectual property rights were to be awarded to a third party, we could be required to obtain a license from such third party to commercialize our technology or product candidates. Such a license may not be available on commercially reasonable terms or at all, which could hamper or undermine our ability to develop and commercialize our product candidates, which would severely harm our business.
•
Even if we successfully prosecute or defend against such claims, litigation could result in substantial costs and distract management from the development and commercialization of our product candidates.
•
Our proprietary information may be lost or we may suffer security breaches.
•
In the ordinary course of our business, we collect and store sensitive data, including intellectual property, clinical trial data, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations.
•
Despite our security measures, our information technology and infrastructure and those of our CROs or other contractors or consultants may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions.
•
The loss of clinical trial data from completed, ongoing, or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Although, to our knowledge, we have not experienced any such material security breach to date, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen.
•
Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and significant regulatory penalties; disrupt our operations; damage our reputation; and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and delay our clinical development of our product candidates.
•
In addition, in response to the ongoing COVID-19 pandemic, varying parts of our workforce including consultants are currently working remotely or have in the past on a part- or full-time basis.
•
This could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions.
•
Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or prospects.

Risks Relating to Competitive Employment for Key Personnel and other Matters related to Managing Company Growth

•
Because of the specialized nature of our business, the termination of relationships with our key management and scientific personnel may prevent us from developing our technologies, conducting clinical trials, and obtaining financing.

•
Further, the inability to recruit and retain additional personnel may have an adverse effect on our ability to successfully operate our business.
•
Additionally, we have several scientific personnel with significant and unique expertise in mAbs and mAb-related technologies, on whom we depend for timely progress of these projects. The loss of these scientific personnel may cause a delay in program progress.
•
Since our formation, Dr. Huh and other key team members have played a significant role in our research efforts. Dr. Huh is a director serving our board of directors and we are highly dependent on Dr. Huh and he has played a critical role in our research and development programs, raising financing, and conducting clinical trials.2
•
The competition for qualified personnel in the biotechnology field is intense, and we rely heavily on our ability to attract and retain qualified scientific, technical, and managerial personnel.
•
Our future success depends upon our ability to attract, retain, and motivate highly skilled employees and the loss of key managers and senior physicians or scientists could delay our acquisition and development activities.
•
Our success depends upon the continued contributions of our key management, including all of our senior management team, and scientific and technical personnel, many of whom have been instrumental for us and have substantial experience with rare and non-rare diseases and the biopharmaceutical and pharmaceutical industries.
•
If our recruitment and retention efforts in key scientific and management personnel are unsuccessful in the future, it may be difficult for us to achieve our development objectives, raise additional capital, and implement our business strategy.
•
To manage our planned future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, or acquire new facilities, and continue to retain, recruit and train additional qualified personnel.
•
The expansion of our operations may lead to significant costs and may divert our management and business development resources.
•
Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We face intense competition and rapid technological change.

•
The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of several pharmaceutical and biotechnology companies that are actively engaged in R&D in areas related to ADC therapy.
•
Some of these companies have commenced clinical trials of antibody products or have successfully commercialized antibody products.
•
Many of these companies are developing products for the same disease indications as us. Some of these competitors have received regulatory approval or are developing or testing product candidates that do or may in the future compete directly with our product candidates.
•
Other potential competitors include large, fully integrated pharmaceutical companies and more established biotechnology companies, which have significant resources and expertise in R&D, manufacturing, testing, obtaining regulatory approvals and marketing.
•
Also, academic institutions, government agencies and other public and private research organizations conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and marketing. It is possible that these competitors will succeed in developing technologies that are more effective or sooner than those being developed by us or that would render our technology obsolete or noncompetitive.

Our competitors may have superior products, manufacturing capability or marketing expertise.

•
Our business may fail because we face intense competition from major pharmaceutical companies and specialized biotechnology companies engaged in the development of other products directed in rare orphan disorders and cancer.
•
Many of our competitors have greater financial and human resources and more experience. Our competitors may, among other things:
•
develop safer or more effective products;

•
implement more effective approaches to sales and marketing;
•
develop less costly products;
•
obtain quicker regulatory approval;
•
have access to more manufacturing capacity;
•
form more advantageous strategic alliances; or
•
establish superior proprietary positions.
•
In addition, if we receive regulatory approvals, we may compete with well-established, FDA-approved therapies that have generated substantial sales over a number of years.
•
We anticipate that we will face increased competition in the future as new companies enter our market and scientific developments surrounding other cancer therapies continue to accelerate.

We have no experience in commercializing products on our own.

•
We do not have a sales and marketing force and cannot be certain that we would be able to develop this capacity. If we are unable to establish sales and marketing capabilities, we will need to enter into sales and marketing agreements to market our products in the United States.
•
For sales outside the United States, we will likely enter third-party arrangements. In these foreign markets, if we are unable to establish successful distribution relationships with pharmaceutical companies, we may fail to realize the full sales potential of our product candidates.
•
If we are unable to establish sales and marketing capabilities or enter into agreements with pharmaceutical companies to sell and market our therapeutics, we may experience difficulty generating revenues.

Risks Relating to Commercialization

•
We operate in a highly competitive and rapidly changing industry, which may result in others acquiring, developing, or commercializing competing product candidates before or more successfully than we do.
•
The biopharmaceutical and pharmaceutical industries are highly competitive and subject to significant and rapid technological change.
•
Our success is highly dependent on our ability to acquire, develop, and obtain marketing approval for new product candidates on a cost-effective basis and to market them successfully.
•
If PHP-303 or any of our preclinical assets in oncology become approved for any of the indications we are currently or in the future seek, we will face intense competition from a variety of businesses, including large, fully integrated pharmaceutical companies, non-rare pharmaceutical companies, and biopharmaceutical companies in the United States, Europe, and other jurisdictions.
•
These organizations may have significantly greater resources than we have and conduct similar research; seek patent protection; and establish collaborative arrangements for research, development, manufacturing, and marketing of product candidates that may compete with our product candidates.

Market acceptance of our products is uncertain.

•
Our product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Our failure to successfully achieve significant market acceptance will affect our ability to generate revenues and impact our business and financial condition.
•
In addition, we may not achieve market acceptance even if clinical trials demonstrate safety and efficacy, and the necessary regulatory and reimbursement approvals are obtained.
•
The degree of market acceptance of approved product candidates will depend on a number of factors, including:
•
establishment and demonstration of clinical efficacy and safety;
•
cost-effectiveness of a product;

•
its perceived and proven advantage over alternative treatment methods;
•
competitor and/or insurance lobby for alternative treatments;
•
reimbursement policies of government, insurance companies, and third-party payors; and
•
marketing and distribution support for the product.
•
Physicians will not recommend or utilize therapies using our products unless approved by the FDA, the EMA, and comparable foreign authorities.
•
Even if the clinical safety and efficacy of our therapies is established, physicians may elect not to recommend the therapies for any number of other reasons, including whether the method of administration of our products is effective for certain indications or whether clinical data or other factors demonstrate better safety and efficacy of such procedures as compared to standard of care or whether mitigating circumstances and/or predispositions prevent the administration of our therapy or favor alternate therapies as opposed to ours.
•
In addition, our product candidates, if successfully developed, may compete with a number of drugs and therapies manufactured and marketed by major pharmaceutical and other biotechnology companies that may have streamlined cost and outreach to patients.
•
For these and other reasons, physicians, patients, third-party payors, and the medical community may not favor or utilize any product candidates that we develop even when FDA-approved for use.

Our existing and future product candidates may not gain market acceptance, in which case our ability to generate product revenues will be compromised.

•
Even if the FDA, the EMA, or any other regulatory authority approves the marketing of our product candidates, whether developed on our own or with a collaborator, physicians, healthcare providers, patients, or the medical community may not accept or use our product candidates.
•
If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue or any profits from operations.
•
The degree of market acceptance of our product candidates will depend on a variety of factors, including:
•
the timing of market introduction;
•
the number and clinical profile of competing product candidates;
•
the clinical indications for which our product candidates are approved;
•
our ability to provide acceptable evidence of safety and efficacy;
•
the prevalence and severity of any side effects;
•
relative convenience and ease of administration;
•
cost-effectiveness;
•
marketing and distribution support;
•
availability of adequate coverage, reimbursement, and adequate payment from health maintenance organizations and other insurers, both public and private; and
•
other potential advantages over alternative treatment methods.
•
If our product candidates fail to gain market acceptance, our ability to generate revenues will be adversely affected. Even if our product candidates achieve market acceptance, the market may prove not to be large enough to allow us to generate significant revenues.
•
Any product candidates for which we intend to seek approval as biologic product candidates in the United States may face competition sooner than anticipated.
•
In the United States, the Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”) created an abbreviated approval pathway for biological product candidates that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA.

•
In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own pre-clinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of its product. The law is complex and is still being interpreted and implemented by the FDA and its ultimate impact, implementation, and meaning are subject to uncertainty.
•
While it is uncertain when processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could adversely affect the future commercial prospects for any biological product candidates. We believe that if any product is approved as a biological product under a BLA, it should qualify for the 12-year period of exclusivity.
•
However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference product candidates for competing product candidates, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation.
•
Moreover, the extent to which a biosimilar, once approved, will be substituted for a reference product in a way that is similar to traditional generic substitution for non-biological product candidates is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.
•
In the EU, Marketing Authorization Applications (“MAAs”) for product candidates that are biosimilar to an already authorized biological product, the so-called reference product, can rely on the safety and efficacy data contained in the dossier of the reference product. To qualify as a biosimilar product the marketing authorization applicant must demonstrate, through comprehensive comparability studies with the reference product, that its product is: (i) highly similar to the reference product notwithstanding the natural variability inherent to all biological medicines, and (ii) that there are no clinically meaningful differences between the biosimilar and the reference product in terms of safety, quality, and efficacy. Biosimilars can only be authorized for use after the period of exclusivity of the reference biological medicine has expired. In general, this means that the biological reference product must have been authorized for at least 10 years before a biosimilar can be made available by another company.

We expect to face competition.

•
We consider PHP-303’s current closest potential competitors for the treatment of AATD to be existing approved AATD augmentation therapies, (also called replacement therapies), as well as other therapies under development and listed below are:
•
Augmentation therapies are alpha1-proteinase inhibitors that are administered intravenously in AAT augmentation therapy. Currently, there are four inhibitors on the market in the United States and the EU: Prolastin-C from Grifols, S.A. (“Grifols”), Aralast from Shire plc, now a subsidiary of Takeda Pharmaceutical Company Ltd (“Shire”), Zemaira from CSL Limited (“CSL”), and Glassia from Kamada Ltd. (“Kamada”). In this category products from InhibRx Inc, Apic Bio Inc., Vertex Pharmaceuticals Inc., Takeda, Centessa, Santhera Pharmaceuticals, Chiesi Farmaceutici, and Mereo/AstraZeneca may be considered competitors.
•
We also anticipate that new companies will enter these markets in the future. If we successfully develop and commercialize our lead PHP-303, it will compete with existing therapies and new therapies that may become available in the future.
•
With regard to our nominated Trop2 PH1 ADC program, we are aware of other Trop2 ADC agents, and other oncology and immune-oncology therapeutics currently approved as standard of care in their respective indications and other future agents that may gain approval before us. Some of these risks are highlighted below:
•
As detailed in the business summary section, we are aware of the following companies having worked on Trop2-directed ADCs- Trodelvy from Immunomedics/ Gilead (also known as Sacituzumab govetican or IMMU-132), Datopotamab deruxtecan from Daiichi Sankyo/ AstraZeneca (also known as Dato-DXd, DS-1062 or DS-1062a), SKB264 from Klus Pharma, DAC-002 from DAC Biotech, LCB84 from Legochem, BAT-8003 from BioThera Solutions, and PF-06664178 from Pfizer. Of these, Trodelvy has been FDA-approved in Triple Negative Breast Cancer (TNBC) and Urothelial cancer indications and is currently under clinical trials for others. DS-1062 is being evaluated in Non-Small Cell Lung Cancer (NSCLC).
•
In addition to the known Trop2 ADC programs under clinical trial, there may be other similar programs, unknown to us, under preclinical development buoyed by the approval of first-in-class anti-Trop2 agents such as Trodelvy. For example, after approval of Kadcyla in Her2- positive breast and gastric cancers, Beacon Targeted therapies stats tracked 20+ Her2-ADC therapies in various stages of development.
•
As a preclinical program, our ADC platform is untested in human clinical trial. We are yet to demonstrate tolerability and safety in phase 1 clinical trial. Even after we demonstrate safety and tolerability, if we are able to demonstrate such, in phase 2 studies we may also have to compete with and outperform proven standard of care immune-oncology therapeutics or demonstrate improved combination with approved or future immune checkpoint inhibitors (ICIs) directed against PD-1, anti-PD-L1, LAG3, CTLA-4 and others. Initially approved in second line setting, this class of immune-oncology therapeutics have been slowly moving to first line in many different cancers and raise the bar for many new therapeutics.
•
Similarly, for each indication, we are aware of established or potential standard of care of therapies which may be ADCs against other targets or even other modalities such as antibodies, bispecifics, small molecules- targeted or chemotherapies. For e.g., the Trop2 ADC Trodelvy has been approved for therapy of recurrent urothelial (bladder) cancer where another ADC targeting Nectin-4 (Enfortumab vedotin or Padcev) is also approved.
•
The highly competitive nature of and rapid technological changes in the biopharmaceutical and pharmaceutical industries could render our product candidates obsolete, less competitive, or uneconomical.
•
Our potential future competitors may, among other things, have significantly greater name recognition, financial, manufacturing, marketing, drug development, technical, and human resources than we do, and future mergers and acquisitions in the biopharmaceutical and pharmaceutical industries may result in even more resources being concentrated in our competitors, which could enable them to:
•
develop and commercialize product candidates that are safer, more effective, less expensive, more convenient, or easier to administer, or have fewer or less severe effects, or in certain cases could be curative for the condition;
•
obtain quicker regulatory approval;
•
establish superior proprietary positions covering our product candidates and technologies;
•
implement more effective approaches to sales and marketing; or
•
form more advantageous strategic alliance
•
Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.
•
These third parties compete with us in recruiting and retaining qualified scientific and management personnel; establishing clinical trial sites and patient registration; and in acquiring technologies complementary to, or necessary for, our programs.
•
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize product candidates that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than our product candidates.
•
Our potential future competitors may also obtain FDA, EMA, or other regulatory approval for their product candidates more rapidly than we may obtain approval for our own product candidates, which could result in our competitors establishing a strong market position before we are able to enter the market.
•
In addition, existing products approved for other indications could be used off-label and may compete with our products for which we would have limited control over.
•
Under the Orphan Drug Act of 1983 (the “Orphan Drug Act”), the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States.
•
In the EU, the EMA’s Committee for Orphan Medicinal Products (“COMP”) recommends to the European Commission the granting of orphan designation to promote the development of medicinal products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU.
•
Additionally, designation is granted for medicinal products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating, or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, where the medicine can demonstrate that it is of significant benefit to those affected by the condition.
•
We have yet to obtain orphan drug designation for PHP-303 but will apply for this designation in the coming quarters for AATD but we cannot predict if orphan drug status will be granted in the US or EU at this juncture.
•
Similarly, we may be unable to maintain the benefits associated with orphan drug designation, including the potential for orphan drug exclusivity, for PHP-303 or any other products for which we obtain orphan drug designation.
•
The benefits or process to apply for Orphan Drug designation in the US or EU could change before we have the ability to apply, be accepted and commercialize our opportunities.
•
In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax credits for qualified clinical testing, and user-fee waivers.
•
In addition, if a product receives the first FDA approval of that drug for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the rare disease or condition.
•
Under the FDA’s regulations, the FDA will deny orphan drug exclusivity to a designated drug upon approval if the FDA has already approved another drug with the same active ingredient for the same indication, unless the drug is demonstrated to be clinically superior to the previously approved drug.
•
In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following approval.
•
This period can be extended by two years if studies in children are performed in accordance with a PIP. In addition, this period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the drug is sufficiently profitable not to justify maintenance of market exclusivity or where the manufacturer is unable to supply the treatment.
•
In the EU, a marketing authorization for an orphan designated product will not be granted if a similar drug has been approved in the EU for the same therapeutic indication, unless the applicant can establish that its product is safer, more effective, or otherwise clinically superior.
•
A similar drug is a product containing a similar active substance or substances as those contained in an already authorized product. Similar active substance is defined as an identical active substance, or an active substance with the same principal molecular structural features (but not necessarily all of the same molecular features) and which acts via the same mechanism.

We plan to seek orphan drug designation for PHP-303 and future rare disease product candidates.

•
Even with orphan drug designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical product candidates, which could prevent us from marketing our product candidates if another company is able to obtain orphan drug exclusivity before we do.
•
In addition, exclusive marketing rights in the United States may be unavailable if we seek approval for an indication broader than the orphan-designated indication or the opportunity may be lost in the United States if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the drug to meet the needs of patients with the rare disease or condition following approval.
•
Further, even if we obtain orphan drug exclusivity, that exclusivity may not effectively protect our product candidates from competition because different drugs with different active moieties can be approved for the same condition.
•
In addition, the FDA and the EMA can subsequently approve product candidates with the same active moiety for the same condition if the FDA or the EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

•
In addition, while we intend to seek orphan drug designation for other existing and future product candidates, including PHP-303, we may never receive such designations.
•
There have been legal challenges to aspects of the FDA’s regulations and policies concerning the exclusivity provisions of the Orphan Drug Act, and future challenges could lead to changes that affect the protections afforded to our product candidates in ways that are difficult to predict. In 2014, a U.S. district court invalidated the FDA’s denial of orphan exclusivity to an orphan designated drug, which the FDA had based on its determination that the drug was not proven to be clinically superior to a previously approved “same drug.”
•
In response to the decision, the FDA released a policy statement stating that the court’s decision is limited to the facts of that particular case and that the FDA will continue to deny orphan drug exclusivity to a designated drug upon approval if the drug is the “same” as a previously approved drug, unless the drug is demonstrated to be clinically superior to that previously approved drug.
•
Since then, similar legal challenges have been initiated against the FDA for its denial of orphan drug exclusivity to other designated drugs, and in 2017, Congress amended the Orphan Drug Act to require a demonstration of clinical superiority upon approval as a condition of receiving orphan drug exclusivity when another “same drug” has already been approved for the same indication.
•
In the future, there is the potential for additional legal challenges to the FDA’s orphan drug regulations and policies, and it is uncertain how ongoing and future challenges might affect our business.
•
If any of our future BLA in the United States for our preclinical stage assets are approved in an Orphan Disease, Peak Bio may be eligible to receive a priority review voucher from the FDA, which can be redeemed to obtain priority review for any subsequent marketing application and may be sold or transferred to other companies for their programs, as has been done by other voucher recipients.

We or any future collaboration partners may seek and fail to obtain breakthrough therapy designation by the FDA for PHP-303 or any future product candidates or access to the PRIME scheme by the EMA for PHP-303 or any future product candidates.

•
Even if we obtain such designation or access, the designation or access may not lead to faster development or regulatory review or approval, and it does not increase the likelihood that our product candidates will receive marketing approval.
•
In 2012, the FDA established a breakthrough therapy designation which is intended to expedite the development and review of product candidates that treat serious or life-threatening diseases where preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically-significant endpoints, such as substantial treatment effects observed early in clinical development.
•
The designation of a product as a breakthrough therapy provides potential benefits that include but are not limited to more frequent meetings with the FDA to discuss the development plan for the product and ensure collection of appropriate data needed to support approval; more frequent written correspondence from the FDA about such things as the design of the proposed clinical trials and use of biomarkers; intensive guidance on an efficient drug development program, beginning as early as Phase 1; and organizational commitment involving senior managers; and eligibility for rolling review and priority review.
•
Drugs and biologics designated as breakthrough therapies by the FDA are also eligible for accelerated approval.
•
Similarly, the EMA has established the PRIME scheme to expedite the development and review of product candidates that show a potential to address to a significant extent an unmet medical need, based on early clinical data.
•
Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation.
•
We cannot be sure that our evaluation of our product candidates as qualifying for breakthrough therapy designation will meet the FDA’s expectations.
•
In any event, the receipt of a breakthrough therapy designation for a product may not result in a faster development process, review, or approval compared to product candidates considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA.

•
In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
•
Similarly, access to the PRIME scheme is at the discretion of the EMA, and we cannot be sure that PHP-303 or any future product candidates will be granted access to the scheme; that participation in the scheme will result in expedited regulatory review or approval of our product candidates; or that access to the scheme, once granted, will not be revoked.

We likely will commercialize or co-commercialize our product candidates for rare diseases and potentially rare tumor types and seek strategic relationships with third parties for the development and/or commercialization of our other product candidates.

•
If we are unable to develop our own sales, marketing, and distribution capabilities or enter into business arrangements, we may not be successful in commercializing our product candidates.
•
We have no marketing, sales, or distribution capabilities and we currently have no experience with marketing, selling or distributing pharmaceutical product candidates.
•
We also currently have no strategic relationships in place for the commercialization of our product candidates.
•
We may seek to partner PHP-303 or programs/products in our oncology platform portfolio following further preclinical, clinical development or regulatory approval.
•
We currently will seek to enter into strategic relationships with pharmaceutical, biopharmaceutical or other partners for the continued development of our programs if this is in the best business interests of the company as determined at the discretion of the leadership and board of Peak Bio.
•
These arrangements would also likely include the commercialization of a product.
•
Alternatively, we may seek to sell or out-license one or more of our non-core disease product candidates in the future.
•
As a result of entering into any such planned partnerships or arrangements, our revenue from product sales may be lower than if we directly marketed or sold these product candidates on our own.
•
In addition, any revenue we receive will depend upon the terms of such partnership or arrangement, which may not be as favorable to us as possible, and the efforts of the other party, which may not be adequate or successful and are likely to be beyond our control.
•
We may not be successful in identifying a suitable partner or partners, and we may not be able to reach agreement with them at all.
•
If we are unable to enter into these partnerships or arrangements on acceptable terms or at all, we may not be able to successfully commercialize these product candidates.
•
These commercialization approaches are expensive and time consuming, and some or all of the costs associated with such efforts may be incurred in advance of any approval of our product candidates.
•
If we are not successful in commercializing our product candidates, either on our own or through strategic relationships with third parties, our future product revenue will suffer and we may incur significant losses.
•
The successful commercialization of our product candidates will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage, reimbursement levels, and pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those product candidates and decrease our ability to generate revenue.
•
The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers, and other third-party payors are essential for most patients to be able to afford prescription medications such as our product candidates, assuming approval.
•
Our ability to achieve acceptable levels of coverage and reimbursement for product candidates by governmental authorities, private health insurers, and other organizations will have an effect on our ability to successfully commercialize our product candidates.
•
Assuming we obtain coverage for our product candidates by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high.

•
Third-party payors may also elect to restrict coverage to a subset of patients that could potentially be treated with our products, if approved.
•
We cannot be sure that coverage and reimbursement in the United States, the EU, or elsewhere will be available for our product candidates or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.
•
Third-party payors increasingly are challenging prices charged for pharmaceutical product candidates and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs or biologics when an equivalent generic drug, biosimilar, or a less expensive therapy is available.
•
It is possible that a third-party payor may consider our product candidates as substitutable and only offer to reimburse patients for the less-expensive product.
•
Even if we show improved efficacy or improved convenience of administration with our product candidates, pricing of existing drugs may limit the amount we will be able to charge for our product candidates.
•
These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed product candidates at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates.
•
We may have to provide our life-saving therapies at highly discounted pricing to low-income countries. While Healthcare reform and restrictions on reimbursements globally may limit our financial returns on our products
•
In many countries, the prices of medical product candidates are subject to varying price control, reimbursement schemes, technology assessments, regulatory, market, price trade-offs mechanisms as part of national health systems in many key countries and markets.
•
Health technology assessments, including cost-effectiveness evaluations, Health economic evaluations all may require or conducted prior to country specific market entry in order to assess the medical value or added clinical benefit of a therapy and to gain pricing and reimbursement coverage.
•
Additionally, there are many other statutory and country specific mechanisms for gaining price, reimbursement and we expect continued pressure on pricing and reimbursement mechanisms that likely could impact our future products whether we are commercializing ourselves or with partners. Many of these processes delay market entry and hence delay sales and the ability to generate and grow our revenue.
•
Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates and may not be able to obtain a satisfactory financial return on our product candidates.

Risks Relating to Healthcare Laws and Other Legal Compliance Matters

•
Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.
•
In the US, EU, the UK and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations.
•
In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (as so amended, the “ACA”) was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers.
•
Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:
•
an annual, non-deductible fee payable by any entity that manufactures or imports certain branded prescription drugs and biologic agents (other than those designated as orphan drugs), which is apportioned among these entities according to their market share in certain government healthcare programs;

•
a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
•
requirements to report certain financial arrangements with physicians and teaching hospitals, including reporting “transfers of value” made or distributed to prescribers and other healthcare providers and reporting investment interests held by physicians and their immediate family members;
•
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price (“AMP”) of branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the AMP; a methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted, or injected;
•
extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
•
a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•
creation of the Independent Payment Advisory Board, which, once empaneled, would have the authority to recommend certain changes;
•
Medicare program that could result in reduced payments for prescription drugs and those recommendations could have the effect of law unless overruled by a supermajority vote of Congress. The Bipartisan Budget Act of 2018 repealed the creation of the Independent Payment Advisory Board before it could take effect;
•
establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services (“CMS”), to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;
•
expansion of the entities eligible for discounts under the Public Health Service program; and
•
a licensure framework for follow on biologic product candidates.
•
Since its enactment, there have been judicial and congressional challenges to certain aspects of the ACA, as well as efforts by the last presidential administration to repeal or replace certain aspects of the ACA. A bipartisan bill to appropriate funds for cost-sharing reduction (“C-SR”) payments has been introduced in the Senate, but the future of that bill is uncertain.
•
In addition, CMS has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures have been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business. It is uncertain the extent to which any such changes may impact our business or financial condition.
•
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year.
•
These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

•
These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our future customers and accordingly, our financial operations.
•
Additionally, there has been increasing legislative and enforcement interest in the United States with respect to non-rare drug pricing practices.
•
Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives.
•
We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare product candidates and services, which could result in reduced demand for our product candidates or additional pricing pressures.
•
Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
•
Legally-mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition, and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical product candidates and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

We face product liability risks and may not be able to obtain adequate insurance.

•
We currently have no products that are available for commercial sale.
•
However, the current use of any of our product candidates in clinical trials, and the sale of any approved products in the future, may expose us to liability claims.
•
These claims might be made directly by consumers and healthcare providers or indirectly by pharmaceutical companies, our corporate collaborators or others selling such products.
•
We may experience financial losses in the future due to product liability claims.
•
We have obtained limited product liability insurance coverage for our clinical trials.
•
We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for product candidates in development.
•
However, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.
•
We are exposed to potential product liability and professional indemnity risks that are inherent in the development, manufacturing, marketing, and use of pharmaceutical product candidates.
•
These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies, our collaborators, or others selling these product candidates.
•
Any claims against us, regardless of their merit, could be difficult and costly to defend and could adversely affect the market for our product candidates or any prospects for commercialization of our product candidates. In addition, regardless of the merits or eventual outcome, liability claims may result in:
•
decreased demand for our product candidates;
•
injury to our reputation;
•
withdrawal of clinical trial participants;
•
costs to defend related litigation;

•
diversion of management’s time and our resources;
•
substantial monetary awards to trial participants or patients;
•
regulatory investigation, product recalls or withdrawals, or labeling, marketing or promotional restrictions; and
•
loss of revenue; and the inability to commercialize, co-commercialize or promote our product candidates.
•
If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our business, financial condition and results of operations may be materially and adversely affected.

Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors, patient organizations, and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

•
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations, and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations.
•
These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute our product candidates, if approved.
•
Such laws include the following:
•
The U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving, or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order, or recommendation of, any good, facility, item, or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The U.S. federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other hand.
•
The U.S. federal false claims and civil monetary penalties laws, including the civil False Claims Act (“FCA”) which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government.
•
In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti- Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the federal government.
•
In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims.
•
The U.S. federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and its respective implementing regulations, which impose, among other things, specified requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and healthcare providers as well as its business associates that perform certain services involving the use or disclosure of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions; the U.S. federal Food, Drug and Cosmetic Act (“FDCA”), which prohibits, among other things, the adulteration or misbranding of drugs, biologics, and medical devices.
•
The U.S. Public Health Service Act (“PHSA”), which prohibits, among other things, the introduction into interstate commerce of a biological product unless a biologics license is in effect for that product.
•
The U.S. federal legislation commonly referred to as the “Physician Payments Sunshine Act,” enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics, and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members; analogous U.S. state laws and regulations, including, state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers.
•
State laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources.
•
State laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities.
•
State laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
•
Similar healthcare laws and regulations in the EU, the UK and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

Our employees and independent contractors, including principal investigators, CROs, CMOs, consultants, vendors, and any other third parties we may engage in connection with the development and commercialization of our product candidates may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could adversely affect our business.

•
Misconduct by our employees and independent contractors, including principal investigators, CROs, CMOs, consultants, vendors, and any other third parties we may engage in connection with the development and commercialization of our product candidates, could include intentional, reckless, or negligent conduct or unauthorized activities that violate: (i) the laws and regulations of the FDA, the EMA and other similar regulatory authorities, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) manufacturing standards; (iii) data privacy, security, fraud and abuse, and other healthcare laws and regulations; or (iv) laws that require the reporting of true, complete, and accurate financial information and data.
•
Specifically, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements.
•
Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creation of fraudulent data in pre-clinical studies or clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation.

•
It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations.
•
Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid, other U.S. federal healthcare programs or healthcare programs in other jurisdictions, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

We are subject to governmental regulation and other legal obligations related to privacy, data protection and data security. Our actual or perceived failure to comply with such obligations could harm our business.

•
We are subject to diverse laws and regulations relating to data privacy and security in the USA, EU, and other countries in which we may or will conduct business.
•
New global privacy rules are being enacted and existing ones are being updated and strengthened. We are likely to be required to expend capital and other resources to ensure ongoing compliance with these laws and regulations.
•
The General Data Protection Regulation (GDPR) applies extraterritorially and implements stringent operational requirements for controllers and processors of personal data. For example, the GDPR in both the EU and UK (i) requires detailed disclosures to data subjects; (ii) requires disclosure of the legal basis on which personal data is processed; (iii) makes it harder to obtain valid consent for processing; (iv) requires the appointment of a data protection officer where sensitive personal data (i.e. health data) is processed on a large scale; (v) provides more robust rights for data subjects; (vi) introduces data breach notification requirements with a very low threshold; (vii) imposes additional obligations when contracting with service providers; and (viii) requires an appropriate privacy governance framework to be implemented including policies, procedures, training and data audit.
•
The EU GDPR permits member state derogations for certain issues and allows member states, in some instances, to impose additional requirements. Accordingly, we are also subject to EU national laws relating to the processing of certain data such as genetic data, biometric data and data concerning health. Complying with these numerous, complex, and often changing regulations is expensive and difficult. Failure by us, or our partners or service providers, to comply with the GDPR could result in regulatory investigations, enforcement notices and/or significant fines.
•
In addition to the foregoing, any breach of privacy laws or data security laws, particularly those resulting in any security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential patient or consumer information, could have a material adverse effect on our business, reputation and financial condition.
•
As a data controller, we are accountable for any third-party data service providers we engage to process personal data on our behalf.
•
We attempt to address the associated risks by performing security assessments, detailed due diligence and regularly performing privacy and security reviews of our vendors and requiring all such third-party providers with data access to sign agreements, including business associate agreements, and where required under EU or country laws, obligating them to only process data according to our instructions and to take sufficient security measures to protect such data.
•
There is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such information. Any violation of data or security laws by our third-party processors could have a material adverse effect on our business and result in the fines and penalties outlined above.

We are also subject to evolving European privacy laws on electronic marketing and cookies.

•
The EU is in the process of replacing the e-Privacy Directive (2002/58/EC) (the “e-Privacy Directive”) with a new set of rules taking the form of a regulation, which will be directly applicable to the laws of each EU member state, without need for further implementation. The draft e-Privacy Regulation (the “e-Privacy Regulation”), if enacted, is expected to maintain strict opt-in marketing rules with limited exceptions for business-to-business communications, maintain restrictive rules on the use of non-essential cookies, web beacons and similar technology and significantly increase fining powers to the same levels as the EU GDPR (i.e. the greater of 20 million euros or 4% of total global annual revenue). While the e-Privacy Regulation was originally intended to be adopted on May 25, 2018 (alongside the GDPR), it is still going through the European legislative process.
•
Due to our planned international operations, we may be subject to anti-corruption laws, as well as export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses.
•
Our operations are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (the “FCPA”); and other anti-corruption laws that apply in countries where we do business and may do business in the future. The FCPA, and these other laws generally prohibit us, our officers and our employees and intermediaries from bribing, being bribed by, or providing prohibited payments or anything else of value to government officials or other persons to obtain or retain business or gain some other business advantage.
•
We may in the future operate in jurisdictions that pose a high risk of potential Bribery Act or FCPA violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the Bribery Act, the FCPA, or local anti-corruption laws.
•
In addition, we cannot predict the nature, scope, or effect of future regulatory requirements to which any of our international operations might be subject or the manner in which existing laws might be administered or interpreted.
•
We are also subject to other laws and regulations governing any international operations, including regulations administered by the governments of the United States, including applicable export control regulations, economic sanctions on countries and persons and customs requirements (collectively, the “Trade Control Laws”).
•
There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA, or other legal requirements, including Trade Control Laws. If we are not in compliance with the FCPA, and other anti-corruption laws or Trade Control Laws, we may be subject to criminal and civil penalties, disgorgement, and other sanctions and remedial measures and legal expenses.
•
Any investigation of any potential violations of the FCPA, other anti-corruption laws, or Trade Control Laws by U.S., or other authorities, even if it is ultimately determined that we did not violate such laws, could be costly and time-consuming, require significant personnel resources, and harm our reputation.
•
We will seek to build and continuously improve our systems of internal controls and to remedy any weaknesses identified.
•
There can be no assurance, however, that the policies and procedures will be followed at all times or effectively detect and prevent violations of the applicable laws by one or more of our employees, consultants, agents, collaborators or other persons who performs services on our behalf and, as a result, we could be subject to fines, penalties, or prosecution.

Although the clinical trial process is designed to identify and assess potential side effects, it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If our product candidates were to cause adverse side effects during clinical trials or after approval, we may be exposed to substantial liabilities.

•
Physicians and patients may not comply with any warnings that identify known potential adverse effects and patients who should not use our product candidates.
•
Although we maintain product liability insurance for our product candidates, it is possible that our liabilities could exceed our insurance coverage.
•
We intend to expand our coverage to include the sale of commercial product candidates if we obtain marketing approval for any of our product candidates.
•
However, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise.

•
If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.
•
If there are changes in the application of legislation or regulatory policies, or if problems are discovered with a product or the manufacture of a product, or if we or one of our distributors, licensees, or co-marketers fails to comply with regulatory requirements, the regulatory authorities could take various actions.
•
These include imposing fines on us, imposing restrictions on our product or its manufacture, and requiring us to recall or remove a product from the market.
•
The regulatory authorities could also suspend or withdraw our marketing authorizations, or require us to conduct additional clinical trials, change our product labeling, or submit additional MAAs.
•
If any of these events occurs, our ability to sell our product may be impaired, and we may incur substantial additional expense to comply with regulatory requirements.

We may be exposed to future liabilities and/or obligations with respect to sales or out-licensing arrangements or partnerships.

•
We may be required to set aside provisions for warranty claims or contingent liabilities in respect of such sales or out-licensing arrangements.
•
We may be required to pay damages (including, but not limited to, litigation costs) to a purchaser or licensee to the extent that any representations or warranties that we had given to that purchaser or licensee prove to be inaccurate or to the extent that we have breached any of our covenants or obligations contained in the disposal documentation.
•
In certain circumstances, it is possible that any incorrect representations and warranties could give rise to a right by the purchaser or licensee to unwind the contract in addition to receiving damages. Furthermore, we may become involved in disputes or litigation in connection with such product candidates.
•
Certain obligations and liabilities associated with our prior management of the development of any current or disposed product candidate can also continue to exist notwithstanding any sale, such as liabilities arising from the infringement of intellectual property rights of others.
•
As a result of the above, the total amount of costs and expenses that may be incurred with respect to liabilities associated with a sale or out-license may exceed our expectations, and we may experience other unanticipated adverse effects, all of which could adversely affect our business, financial condition, results of operations, and prospects.
•
Our business is subject to economic, political, regulatory and other risks associated with international operations.

Additional Risks Relating to Ownership of Company Securities

Nasdaq has delisted our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Currently, our Common Stock is publicly traded on the OTC Markets Pink tier. No assurance can be given that our securities will trade on a national securities exchange, such as the Nasdaq Stock Market LLC (the “Nasdaq”) or the New York Stock Exchange (the “NYSE”), or the OTC Markets’ OTCQB or OTCQX tiers in the future or that the trading prices of our Common Stock on the OTC Markets will be indicative of the prices of our Common Stock if our Common Stock were traded on a national securities exchange. As previously disclosed, on November 1, 2022, we received written notice from the Staff of the Listing Qualifications Department of Nasdaq (the “Staff”) stating that the Staff has determined that the Company has not complied with the requirements of IM-5101-2 because (i) the Company has not demonstrated that its common stock complies with the minimum 1,000,000 unrestricted publicly held shares requirement in Listing Rule 5505(a)(2) (the “Unrestricted Publicly Held Shares Requirement”) and (ii) the Company’s public warrants (the “Public Warrants”) do not qualify for initial listing since the security underlying the warrants, the Company’s Common Stock, does not qualify. The Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”) and such hearing has been conducted, which ultimately stayed the suspension of the Company’s Common Stock and Public Warrants and the filing by Nasdaq of a Form 25-NSE (the “Form 25”), pending the Panel’s decision. On January 6, 2023, the Company received a determination letter (the “Determination Letter”) from the Panel to delist the Company’s Common Stock and Public Warrants from Nasdaq. The Determination Letter indicated Nasdaq will suspend trading in the Company’s Common Stock and Public Warrants effective at the open of business on January 10, 2023 and indicated that it intends to file a Form 25-NSE Notification of Delisting with the SEC once all applicable appeal and review periods have expired in order to effect the formal delisting of the Company’s securities from Nasdaq. The Determination Letter provided that the Company may request an appeal of the Panel’s decision to the Nasdaq Listing and Hearing Review Council within 15 days of the date of the Determination Letter. Since the Company did not request an appeal, the Form 25 was filed thereafter by Nasdaq. Upon suspension from Nasdaq, the Company’s Common Stock began to trade on the OTC Markets “Pink” tier.

As a result of the delisting of our securities by Nasdaq, we may face significant material adverse consequences until we are able to list our securities on another national securities exchange, including:

•
a limited availability of market quotations for our securities;
•
reduced liquidity for our securities;
•
a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•
a limited amount of news and analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our Common Stock and warrants are no longer currently listed on the Nasdaq, they are not deemed “covered securities.” Therefore, we may be subject to regulation in each state in which we offer our securities, which could materially adversely affect our business, financial condition and results of operations.

We cannot assure you that an active public market for our Common Stock will develop or be sustained. The market price of our Common Stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•
The market price for our stock and the value of your investment could materially decline.
•
The trading price of our stocks may fluctuate and is likely to continue to fluctuate, substantially. The stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies.
•
The market price of our stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•
positive or negative results from, or delays in, testing or clinical trials conducted by us or our competitors;
•
delays in entering into strategic relationships with respect to development or commercialization of our product candidates or entry into strategic relationships on terms that are not deemed to be favorable to us;
•
technological innovations or commercial product introductions by us or competitors;
•
changes in government regulations;
•
developments concerning proprietary rights, including patents and litigation matters;
•
the impact of public health epidemics, such as the ongoing COVID-19 pandemic, and government efforts to slow their spread;
•
economic, public health, financial or geopolitical events that affect us or the financial markets generally, including the duration and severity of the impact of the ongoing COVID-19 pandemic;
•
public concern relating to the commercial value or safety of our product candidates;
•
financing or other corporate transactions;
•
publication of research reports or comments by securities or industry analysts, and variances in our periodic results of operations from securities analysts’ estimates;
•
general market conditions in the biopharmaceutical and pharmaceutical industries or in the economy as a whole;
•
the loss of any of our key scientific or senior management personnel;

•
sales of our stock by us, our senior management and board members, holders of our stock or our other security holders in the future;
•
actions by institutional shareholders;
•
speculation in the press or the investment community; or other events and factors, many of which are beyond our control;
•
fluctuations in the valuation of companies perceived by investors to be comparable to us;
•
performance of similar companies;
•
share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and
•
investors purposefully introducing volatility for short term gains.
•
There have been high levels of volatility in the market prices of securities of biotechnology companies.
•
These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common shares.
•
These and other market and industry factors may cause the market price and demand for our stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling our stock and may otherwise negatively affect the liquidity of our stock.
•
In addition, the stock market in general, and emerging companies in particular, have experienced significant price and volume fluctuations that often have been unrelated to the operating performance of the companies affected by these fluctuations.
•
These broad market fluctuations may adversely affect the trading price of our stock, regardless of our operating performance.
•
Furthermore, the trading prices for our stock as well as the ordinary shares of our competitors have been highly volatile as a result of the COVID-19 pandemic and the recent geopolitical issues taking place in Eastern Europe but impacting financial markets globally.
•
In addition, a recession, depression, or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the market price of our stock.
•
In the past in the United States, when the market price of a security has been volatile, holders of that security have often instituted securities class action litigation against the issuer of such securities.
•
If any of the holders of shares in our company were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our senior management would be diverted from the operation of our business.
•
Any adverse determination in litigation could also subject us to significant liabilities.
•
If securities or industry analysts do not publish research or publish inaccurate research or unfavorable research about our business, the price and trading volume of our shares could decline.
•
The trading market for our stock depends in part on the research and reports that securities or industry analysts publish about us or our business.
•
If one or more of the analysts who covers us downgrades our stock price or publishes incorrect or unfavorable research about our business, the price of our shares would likely decline.
•
If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, or downgrades our stock, demand for our stock could decrease, which could cause the price of our stock and/or ordinary shares and/or trading volume to decline.

Our existing stockholders have significant control of our management and affairs, which they could exercise against your best interests.

•
Following the closing of the Business Combination, our executive officers and directors and greater than 5% stockholders, together with entities that may be deemed affiliates of or related to such persons or entities, beneficially owned in excess of 50% of our outstanding Common Stock (inclusive of the shares held by the Sponsor and the PIPE Shares).
•
As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations, or the sale of substantially all our assets.
•
Consequently, this concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, including a merger, consolidation, takeover, or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

Risks Relating to future indebtedness if debt financing is needed

•
In the future Peak Bio may require debt financing and this indebtedness could adversely affect our operations and financial results and prevent us from fulfilling our obligations under the notes.
•
Future indebtedness could have important consequences to you. For example, it could:
•
increase our vulnerability to general adverse economic and industry conditions;
•
require us to dedicate a substantial portion of any of our potential future cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, R&D, expansion efforts and other general corporate purposes;
•
limit our future flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•
place us at a competitive disadvantage compared to our competitors that have less debt.

To service any of our future indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

•
Our ability to make payments on indebtedness, and to fund planned capital expenditures, R&D, as well as required stock repurchases and expansion efforts will depend on our ability to generate cash in the future.
•
This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are and will remain beyond our control. Contractual provisions or laws, as well as any future subsidiaries’ financial condition and operating requirements, may limit our ability to obtain cash from our subsidiaries.
•
Until such time, if ever, as we can generate substantial product revenues, we may seek to finance our cash needs through securities offerings, debt financings, license and collaboration agreements, or other capital raising transactions.
•
If we raise capital through securities offerings, your ownership interest will be diluted, and the terms of the securities we issue in such transactions may include liquidation or other preferences that adversely affect your rights as a holder of our shares.
•
Debt financing, if available, could result in fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, to acquire, sell or license intellectual property rights, to make capital expenditures, to declare dividends, or other operating restrictions.
•
In addition, we could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable.
•
Raising additional capital through any of these or other means could adversely affect our business and the holdings or rights of our security holders, and may cause the market price of our stock to decline.

Fluctuations in our operating results could affect the price of our common stock. Our operating results may vary from period to period for several reasons including:

•
The overall competitive environment for our products as described in “We face competition” above.
•
The amount and timing of future sales to customers in the U.S. For example, sales of a product may increase or decrease due to pricing changes, future mandated discounts, rebates, governmental price controls, formularies, health care plans acceptance of products, healthcare or insurance companies changing operations in a geographical area or fluctuations in future distributor buying patterns or future sales initiatives that we may undertake from time to time.
•
The availability and extent of government and private third-party reimbursements for the cost of therapy.
•
The future effectiveness and safety of our various products as determined both in clinical testing and by the accumulation of additional information on each product after the FDA approves it for sale.
•
The future rate of adoption by physicians and use of our products for approved indications and additional indications. Among other things, the rate of adoption by physicians and use of our products may be affected by results of clinical studies reporting on the benefits or risks of a product.
•
The potential introduction of new products and additional indications for existing products.
•
The ability to successfully manufacture sufficient quantity of any future marketed product that we may bring to market or partner with collaborators versus the ability of our competitors to do the same with their products.
•
To support scaling of preclinical and clinical activities, we will need to provide proportionate operational general and administrative support in areas of IT, HR, PR, Finance, Legal and Regulatory. We would need to hire these future staff and they will play a role in determining our operating results.
•
Portions of our information technology infrastructure may experience interruptions, delays or cessations of service or produce errors.

We incur increased costs and obligations as a result of being a public company.

•
As a public company, we are and will continue to be subject to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the listing standards of the applicable securities exchange where our securities are listed and other applicable securities rules and regulations.
•
We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems, and resources.
•
For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations.
•
As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, financial condition, and results of operations, although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.

Because there are no current plans to pay cash dividends on our Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our Common Stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by its subsidiaries to it and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by covenants of our existing and outstanding indebtedness and may be limited by covenants of any future indebtedness that we incur. As a result, you may not receive any return on an investment in our Common Stock unless you sell our Common Stock for a price greater than that which you paid for it.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.

The trading market for our Common Stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We will not control these analysts. In addition, some financial analysts may have limited expertise with our model and operations. Furthermore, if one or more of the analysts who do cover the downgrade of our stock or industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on it regularly, we could lose visibility in the market, which in turn could cause its stock price or trading volume to decline.

Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our Common Stock to decline.

The sale of shares of our Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that it deems appropriate.

Certain holders of our Common Stock have entered into lock-up agreements (the “Lock-Up Agreements”) with us pursuant to which each such holder agreed, subject to certain exceptions, not to dispose of or hedge any of their common stock or securities convertible into or exchangeable for shares of our Common Stock during the period from the date of the closing of the Business Combination continuing through the date 180 days after the Closing Date.

Upon the expiration or waiver of the lock-ups described above, shares held by the stockholders party to the Lock-Up Agreements will be eligible for resale, subject to volume, manner of sale and other limitations under Rule 144.

As restrictions on resale end, the market price of shares of our Common Stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our Common Stock or other securities.

In addition, Common Stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The aggregate number of shares of our Common Stock reserved for future issuance under our equity incentive plan is 3,756,816. We will file one or more registration statements on Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”) to register shares of Common Stock or securities convertible into or exchangeable for shares of Common Stock issued pursuant to our equity incentive plans. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

Depending upon market liquidity at the time, sales of shares of our Common Stock under the White Lion Purchase Agreement may cause the trading price of our Common Stock to decline. After White Lion has acquired shares under the White Lion Purchase Agreement, it may sell all, some or none of those shares. Sales to White Lion by us pursuant to the White Lion Purchase Agreement may result in substantial dilution to the interests of other holders of our Common Stock. The sale of a substantial number of shares of our Common Stock to White Lion, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to White Lion, and the White Lion Purchase Agreement may be terminated by us at any time at our discretion without penalty.

The sale of substantial amounts of shares of our Common Stock or warrants, or the perception that such sales could occur, could cause the prevailing market price of shares of our Common Stock to decline significantly. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We believe the likelihood that warrant holders will exercise their Warrants is dependent upon the market price of our Common Stock.

In the future, we may also issue its securities in connection with investments or acquisitions. The amount of shares of Common Stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of Common Stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

Warrants will become exercisable for our Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our existing stockholders.

Outstanding warrants to purchase an aggregate of 5,375,000 shares of our Common Stock will become exercisable on the date which is 30 days after the completion of the Business Combination. Each Warrant entitles the holder thereof to purchase one (1) share of our Common Stock at a price of $11.50 per whole share for the Public Warrants and private placement warrants initially issued to Ignyte Sponsor LLC and $0.01 per share for the PIPE Warrants (as defined below), subject to adjustment. Warrants may be exercised only for a whole number of shares of Common Stock. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the then existing holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

Our management and auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report to our December 31, 2022 financial statements includes an explanatory paragraph that expressed substantial doubt about our ability to continue as a going concern. Our current cash level raises substantial doubt about our ability to continue as a going concern without immediate short-term financing required to get us through consummation of the Business Combination. Additionally, our management has independently determined that there is substantial doubt about Peak Bio’s ability to continue as a going concern because our cash flows generated from operations may not be sufficient to meet our current operating costs. In addition, our future financial statements may include similar qualifications about our ability to continue as a going concern. Peak Bio’s financial statements were prepared assuming that it will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty. If Peak Bio is unable to meet its current operating costs, Peak Bio would need to seek or additional financing or modify or cease its operational plans. If Peak Bio seeks additional financing to fund its business activities in the future and there remains substantial doubt about its ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to Peak Bio on commercially reasonable terms or at all.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, which we refer to as the “JOBS Act.” As such, we will take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following February 1, 2026, the fifth anniversary of the closing of Ignyte’s IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that are held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as Porch is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find our Common Stock less attractive because we will rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for Common Stock and our stock price may be more volatile.

Anti-takeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of our Amended and Restated Charter and Amended and Restated Bylaws have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.

These provisions provide for, among other things:

•
the ability of our board of directors to issue one or more series of preferred stock;
•
advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•
certain limitations on convening special stockholder meetings;
•
limiting the ability of stockholders to act by written consent; and
•
our board of directors have the express authority to make, alter or repeal our Amended and Restated Bylaws.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire. See “Description of Securities.”

Our Amended and Restated Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our Amended and Restated Charter provides that, subject to limited exceptions, any (1) derivative action or proceeding brought on behalf of us, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder or employee to us or our stockholders, (3) action asserting a claim arising pursuant to any provision of the DGCL or our Amended and Restated Charter or our Amended and Restated Bylaws, or (4) action asserting a claim governed by the internal affairs doctrine shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our Amended and Restated Charter described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or its directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our Amended and Restated Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our principal executive office is located in Pleasanton, California, which consists of general office space. We are in the process of seeking laboratory facilities to replace the previous facility in Palo Alto, California. We believe that our existing facilities are adequate to meet our needs and that existing needs and future growth can be accommodated by leasing alternative or additional space.

Item 3. Legal Proceedings.

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as incurred.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our Common Stock and Public Warrants were historically quoted on the Nasdaq under the symbols “IGNY” and “IGNYW,” respectively. On November 2, 2022, our Common Stock and Public Warrants were initially listed on the Nasdaq under the new trading symbols of “PKBO” and “PKBOW,” respectively. As of January 10, 2023, our Common Stock and Public Warrants have been suspended from trading on the Nasdaq and our Common Stock began trading on the OTC Markets “Pink” tier under the symbol “PKBO.”

As of March 31, 2023, there were approximately 131 record holders or our Common Stock and approximately 26 records holders of our warrants.

Dividends

We have not paid any cash dividends on our Common Stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of our Common Stock in the foreseeable future.

Stock Performance Graph

Not applicable.

Sale of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Incentive Plan

At the special meeting of Ignyte’s stockholders in lieu of our 2022 annual meeting held on October 25, 2022, our stockholders considered and approved the Peak Bio, Inc. 2022 Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan was previously approved, subject to stockholder approval, by the Ignyte board of directors on April 27, 2022. The Incentive Plan became effective immediately upon the closing of the Business Combination. Pursuant to the Incentive Plan, 3,756,816 shares of Common Stock have been reserved for issuance under the Incentive Plan.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of Peak Bio’s financial condition and results of operations together with Peak Bio’s audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to plans and strategy for Peak Bio’s business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” Peak Bio’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from Peak Bio’s forward-looking statements. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Unless otherwise indicated or the context otherwise requires, references in this Peak Bio’s Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “Peak Bio,” “we,” “us,” “our” and other similar terms refer to Peak Bio Co., Ltd. (excluding the Non-Peak Bio Assets transferred in the Spin-Off) prior to the Business Combination and to Peak Bio, Inc. and its consolidated subsidiaries after giving effect to the Business Combination.

Overview

Peak Bio is a clinical-stage biopharmaceutical company focused on developing therapeutics addressing significant unmet need in the areas of oncology and inflammation. Our management team has a combined 50 years of industry experience in the areas of small molecules, antibodies, and antibody-drug-conjugates (ADC).

Our lead product candidate, PHP-303 is a small molecule, 5th generation Phase 2 clinical-ready neutrophil elastase (NE) inhibitor (NEI). We are planning a Phase 2 clinical study in Alpha-1 anti-trypsin deficiency (AATD) patients. We have completed two Phase 1 trials of PHP-303 in healthy volunteers testing higher doses of PHP-303 by single-ascending dose (SAD) and multiple-ascending dose (MAD). PHP-303 demonstrated dose- dependent pharmacokinetics and the recommended Phase 2 dose was achieved in these trials. A maximum tolerated dose for PHP-303 was not achieved in these Phase 1 trials.

In addition, we have leveraged two decades of industry learning in the antibody-drug-conjugate (ADC) field to develop a platform of proprietary technologies that enable us to design ADCs to have improved efficacy, safety, and tolerability relative to existing antibody or ADC therapies. Our most advanced platform, PH-1 or Thailanstatin is being used to generate a pipeline of proprietary ADC product candidates to address patient populations with improved efficacy relative to traditional ADC-based therapies. Our second product candidate is an ADC targeting Trop2, an antigen broadly expressed in solid tumors. We expect our Trop2 ADC to enter clinical development by late 2024. Our Trop2 ADC and other undisclosed discovery-stage product candidates are based on our proprietary PH-1 platform of toxin payloads targeting RNA splicing.

Despite commercial success of the ADCs currently on the market, there continues to be a need for ADCs that not only deliver antibody-directed payloads selectively to their tumors, but to also release them safely via improved linker technology and avoid off- target toxicities. Secondly, we believe that adding an immunomodulatory effect to our toxin(s) that engages our immune systems to assist in the cancer killing would contribute to improved tumor killing.

We do not have any products available for commercial sale, and we have not generated any product revenue from our portfolio of product candidates or other sources. Our ability to generate revenue sufficient to achieve profitability, if ever, will depend on the successful development and eventual commercialization of our potential therapies, which we expect, if it ever occurs, will take a number of years. The research and development efforts require significant amounts of additional capital and adequate personnel infrastructure. There can be no assurance that our research and development activities will be successfully completed, or that our potential therapies will be commercially viable.

We have incurred significant losses since the commencement of our operations. Our net loss was $13.1 million and $8.3 million for the years ended December 31, 2022 and 2021, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our efforts to identify product candidates and seek regulatory approvals within our portfolio of product candidates. These losses have resulted primarily from costs incurred in connection with research and development activities and to a lesser extent from general and administrative costs associated with our operations. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our research and development activities.

Recent Developments

Employment Agreements

In January 2022, we entered into an employment agreement with our founder and director. The effective date of the employment agreement was February 1, 2022 and was subject to the completion of the business combination with Ignyte (the “Business Combination”). As part of the agreement, we agreed to repay our founder and director $1.5 million in forwent salary over a period of four years. In addition, as part of the agreement, we agreed to repay $0.5 million of the $1.5 million loan outstanding upon closing of the Business Combination. The remaining $1.0 million plus accrued interest will be repaid pursuant to the discretion of our Board of Directors. We repaid $150,000 of the loan in December 2022. Further, the employment agreement provides for the payment of success fees in connection with future business or corporate development transactions (licensing, product development and acquisitions).

In March 2022, we entered into an employment agreement with our chief operating officer which was subject to the completion of the business combination with Ignyte. The agreement provides for confirmation of Peak Bio’s previously agreed upon success fee payment to Dr. LaMond upon consummation of the business combination with Ignyte in the amount of $250,000 and the payment of success fees in connection with future business or corporate development transactions (licensing, product development and acquisitions).

Spin-Off

Effective March 1, 2022, we spun off certain assets to a newly formed company in Korea (“SpinCo”) that we refer to in the Business Combination Agreement as “Non-Peak Bio Assets” (the “Spin-Off”). Those Non-Peak Bio Assets include PH-2 (Spliceostatin) toxin licensed from a third-party, the PH-3 (Callyspongiolide) toxin licensed from a third party, PH-4 (PBD Hybrid), and PHP-201 (Sovesudil).

As a result, we will require additional financing to fund our ongoing activities. We may raise this additional funding through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions and funding under government contracts. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate certain of our research and development programs. There can be no assurances that other sources of financing would be available. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our research and development efforts.

VennDC, LLC (“Venn”)

In December 2019, a collaboration and license agreement (the “License Agreement”) was entered into with Venn to pursue research and development of certain payload and linker technologies that are useful for the development of antibody-drug conjugates. This collaboration was expected to allow Venn to further develop and commercialize such antibody-drug conjugates developed under the collaboration. Under the collaboration agreement with Venn, we received a $400,000 upfront payment and was expected to be eligible to receive reimbursement of costs and expenses incurred, certain development and regulatory milestone payments, royalties and commercial milestone payments with respect to licensed products for each product. Milestone payments were expected to be payable following the achievement of certain development, regulatory and commercial milestone events in each product, up to an aggregate of $107.1 million per product. Royalty payments were expected to be based on net sales of licensed products on a licensed product-by-licensed product basis. The initial term of the research collaboration was expected to be three years. During the years ended December 31, 2022 and 2021, we did not recognize any revenue related to the upfront payment as it was not probable that a significant reversal in the amount of cumulative revenue recognized would not occur. In addition, no reimbursement of costs and expenses incurred, and no other payments (for development and regulatory milestones, royalties, and commercial milestones with respect to licensed products for each product) were received by us during the years ended December 31, 2022 and 2021, as none of the performance obligations were satisfied by us. At December 31, 2021, we recorded a liability to accrued expense of $400,000 related to this payment. At December 31, 2022, we recorded a liability to related party loans of $400,000 related to this payment.

In April 2022, we entered into an agreement with our founder and director, Dr. Huh, in consideration of the repayment to be made by our founder and director to settle a contractual obligation for the upfront payment we received associated with the License Agreement with Venn. Per the agreement, we agreed to repay our founder and director $400,000, with interest to accrue on the unpaid principal balance at the rate of 1% per annum. The timing of the repayment will be determined and pursuant to the discretion of our Board of Directors.

In May 2022, our founder and director, Dr. Huh, repaid to Venn the $400,000 upfront payment and the License Agreement was terminated. At December 31, 2022, we recorded a liability to related party loans of $400,000 related to this payment.

Financing

In May 2022, we entered into an agreement with a certain investor in which the investor purchased an aggregate of 63,856 shares of Peak Bio Co., Ltd. common stock for aggregate gross proceeds of approximately $1.2 million.

From July through September 2022, we received proceeds from loans in the amount of $1.25 million from several lenders. The loans mature on the second anniversary and bear interest at a rate of 5.0% per annum. The loans were evidenced by promissory notes, which contain customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The loans may not be prepaid by us at any time prior to maturity without the consent of the lender. We will provide for the conversion of the principal and interest of the loans into shares of common stock at fair market value and 25% warrant coverage on common stock prior to the consummation of the Business Combination. Warrant coverage is conditioned on closing of the Business Combination and will be exercisable after the closing of the Business Combination with an exercise price of $0.01.

In September 2022, we received proceeds from a loan in the amount of $0.5 million from one of our director nominees. The loan matures on the second anniversary and bear interest at a rate of 5.0% per annum. The loan was evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The loan may be prepaid by us at any time prior to maturity without the consent of the lender.

PIPE Subscription Agreements

In November 2022, concurrently with the closing of the Business Combination, we entered into subscription agreements with certain investors in which the investors purchased, in a private placement, an aggregate of 302,500 shares of Common Stock and 281,325 warrants to purchase shares of Ignyte Common Stock, at an exercise price of $0.01 per share for aggregate gross proceeds of $3.025 million. The warrants are on terms substantially the same as the outstanding warrants that were included in the units issued in Ignyte's initial public offering, except that the warrants are non-redeemable, and the warrants are exercisable for one year.

Additional PIPE Subscription Agreement

In December 2022, we entered into a subscription agreement whereby we agreed to issue and sell to the investor party thereto, in a private placement, (i) 50,000 shares of our common stock at $10.00 per share and (ii) 46,500 warrants to purchase shares of our Common Stock, at an exercise price of $0.01 per share. The warrants are on terms substantially the same as the outstanding warrants that were included in the units issued in Ignyte’s initial public offering, except that the warrants are not redeemable, and the warrants are exercisable for one year.

Key Company Stockholder Agreements

In April 2022, we entered into a forward purchase agreement (the “Key Company Stockholder Forward Purchase Agreement”) with our founder and director, Hoyoung Huh (the “Key Company Stockholder”). Pursuant to the terms of the Key Company Stockholder Forward Purchase Agreement, the Key Company Stockholder would, subject to the receipt of margin financing within 180 days following the closing of the Business Combination, purchase shares of our common stock at a purchase price of $10.00 per share in a private placement (the “Key Company Stockholder Purchase”) for up to an aggregate amount of $10,000,000 (the “Subscription Amount”), subject to the conditions set forth in the Key Company Stockholder Forward Purchase Agreement.

In December 2022, we and the Key Company Stockholder entered into an amendment to the Key Company Stockholder Forward Purchase Agreement (the “Amendment to Key Company Stockholder Forward Purchase Agreement”), pursuant to which (i) the Key Company Stockholder Purchase is no longer subject to the receipt of margin financing as a condition precedent, (ii) the Key Company Stockholder agreed to fund the Subscription Amount on or prior to March 31, 2023 and (iii) the Key Company Stockholder Purchase would be consummated at a purchase price of $5.18 per share of our common stock. Accordingly, upon closing of such purchase, Dr. Huh will receive 1,930,501 shares of Common Stock in exchange for his $10 million investment in the Company.

In April 2023, we received notice from our founder and director informing us that he would not consummate the purchase of the Key Company Stockholder Forward Purchase Agreement as a result of our failure to satisfy the condition to be listed on

Nasdaq as required by the agreement. As a result we cancelled and forfeited the 1,930,501 shares of common stock being held in escrow.

In April 2023, we and our founder and director entered into a letter agreement to provide for the conversion of loans totaling $2,031,034 into future qualified financings on the same terms with other investors. Pursuant to the agreement, the amount converted would be based on the Key Company Stockholder's pro-rata portion of equity ownership in our outstanding common stock and would not exceed in the aggregate the amount of the debt outstanding owed.

Ignyte Acquisition Corp (Ignyte)

On November 1, 2022 (the “Closing Date”), we completed the transactions contemplated by that certain business combination agreement, dated as of April 28, 2022 (the “Business Combination Agreement”), by and among Ignyte, Ignyte Korea Co., Ltd., a corporation organized under the laws of the Republic of Korea (“Korean Sub”), and Peak Bio Co., Ltd. At the closing of the transactions, (i) the stockholders of Peak Bio Co., Ltd. transferred their respective shares of common stock to Korean Sub in exchange for shares of Ignyte common stock held by Korean Sub, and (ii) in the course of such share swap, Korean Sub distributed the shares of Peak Bio Co., Ltd. common stock to Ignyte in consideration of Ignyte common stock (which was in-turn delivered to the stockholders of Peak Bio Co., Ltd. as described in (i) above ((i) and (ii), collectively, the “Share Swap”). Upon consummation of the Share Swap, Peak Bio Co., Ltd. became a direct wholly-owned subsidiary of Ignyte. The transactions contemplated by the Business Combination Agreement are referred to herein as the “Business Combination.”

On the Closing Date, a purchaser (the “Original Subscriber”) purchased from us an aggregate of 50,000 shares of Ignyte Common Stock (the “Original PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $500,000, pursuant to a subscription agreement entered into effective as of April 28, 2020 (the “Original Subscription Agreement”).

On the Closing Date, a number of additional purchasers (each, a “New Subscriber”) purchased from us an aggregate of (i) 302,500 shares of Ignyte Common Stock (the “New PIPE Shares”) and (ii) 281,325 warrants (the “PIPE Financing Warrants”) to purchase shares of Ignyte Common Stock, at an exercise price of $0.01 per share, for a purchase price of $10.00 per share and an aggregate purchase price of $3,025,000, pursuant to separate subscription agreements entered into effective as of October 31, 2022 (each a “New Subscription Agreement”). The PIPE Financing Warrants are on terms substantially the same as the outstanding warrants that were included in the units issued in Ignyte’s initial public offering, except that the new warrants are not redeemable, and the warrants shall be exercisable for one year.

On the Closing Date, a number of Peak Bio’s lenders (each, a “Bridge Loan PIPE Subscriber” and together with the Original Subscriber and the New Subscribers, the “Subscribers”) purchased from us an aggregate of (i) 176,579 shares of Ignyte Common Stock (the “Bridge Loan PIPE Shares” and together with the Original PIPE Shares and the New PIPE Shares, the “PIPE Shares”) and (ii) 164,218 warrants (the “Bridge Loan PIPE Financing Warrants” and together with the PIPE Financing Warrants, the “PIPE Warrants”) to purchase shares of Ignyte Common Stock, at an exercise price of $0.01 per share, in consideration for their agreement to cancel an aggregate principal amount of $1,750,000 and the interest accrued thereon in promissory notes evidencing the loans such lenders had extended to Peak Bio Co., Ltd. between July and September 2022, pursuant to separate subscription agreements entered into effective as of October 31, 2022 (each a “Bridge Loan PIPE Subscription Agreement” and together with the Original Subscription Agreement and the New Subscription Agreements, the “Subscription Agreements”). The Bridge Loan PIPE Financing Warrants are on terms substantially the same as the outstanding warrants that were included in the units issued in Ignyte’s initial public offering, except that the new warrants are not redeemable, and the warrants shall be exercisable for one year.

Pursuant to the Subscription Agreements, we gave certain registration rights to the Subscribers with respect to the PIPE Shares and the PIPE Warrants. The sale of the PIPE Shares and PIPE Warrants was consummated concurrently with the Closing.

Upon the Closing, Ignyte as the registrant changed its name to “Peak Bio, Inc.”

Convertible Notes

On November 1, 2022, we issued a $1,512,500 convertible note to EarlyBirdCapital, Inc., the sole book running manager of Ignyte’s IPO, in lieu of the deferred underwriting fee that was payable at the Closing. The convertible note accrues interest at a rate of 8% per annum and is payable on October 31, 2023, provided however that we agree to make mandatory prepayments on this note (which shall first be applied to accrued interest and then to principal) from time to time in amounts equal to 15% of the gross proceeds received by us from any equity lines, forward purchase agreements or other equity financings consummated by us prior to the maturity date.

On the maturity date, the note holder may, in its sole and absolute discretion, convert all or part of the principal and/or accrued interest of this convertible note into shares of our common stock of at a per share conversion price equal to 90% of the volume weighted average price of a share of our common stock for the five trading days immediately prior to the maturity date.

In April 2023, we entered into separate subscription agreements for the issuance of convertible promissory notes (the "2023 Convertible Notes") in the aggregate principal amount of $2,195,034 and an aggregate amount of 3,658,390 warrants (the “Warrants”). The 2023 Convertible Notes will be convertible into shares of our common stock at $0.60 per share. For each share into which a 2023 Convertible Note is convertible, the investor received Warrants to purchase an equal amount of shares of our common stock at $0.60 per share. In connection with the issuance of the 2023 Convertible Notes and the Warrants, in consideration for its services in respect of the financing described above, the Company also issued the Placement Agent purchase warrants (the “Placement Agent Warrant”) to purchase 209,670 shares of the Company’s common stock at a price per share of $0.60. The Placement Agent Warrant has a 5-year term. In addition, the Company paid the Placement Agent a commission of approximately $125,000.

In April 2023, we entered into a subscription agreement with our founder and director to settle $1,130,775 in related party loans made to us. We issued a $1,130,775 related party unsecured convertible promissory note and warrants to purchase 1,884,625 shares of our common stock at $0.60 per share.

White Lion Common Stock Purchase and Registration Rights Agreements

On November 3, 2022, we entered into a Common Stock Purchase Agreement (the “White Lion Purchase Agreement”) and Registration Rights (the “White Lion RRA”) with White Lion Capital, LLC, a Delaware limited liability company (“White Lion”). Pursuant to the White Lion Purchase Agreement, we have the right, but not the obligation, to require White Lion to purchase, from time to time, up to $100,000,000 in aggregate gross purchase price of newly issued shares of our Common Stock, subject to certain limitations and conditions set forth in the White Lion Purchase Agreement. Capitalized terms used but not otherwise defined in this section shall have the meanings given to such terms by the White Lion Purchase Agreement and the White Lion RRA.

We are obligated under the White Lion Purchase Agreement and the White Lion RRA to file a registration statement with the SEC to register the Common Stock under the Securities Act, for the resale by White Lion of shares of Common Stock that we may issue to White Lion under the White Lion Purchase Agreement.

Subject to the satisfaction of certain customary conditions including, without limitation, the effectiveness of a registration statement registering the shares issuable pursuant to the White Lion Purchase Agreement, our right to sell shares to White Lion will commence on the effective date of the registration statement and extend until November 1, 2025. During such term, subject to the terms and conditions of the White Lion Purchase Agreement, we may notify White Lion when we exercise our right to sell shares (the effective date of such notice, a “Notice Date”).

The number of shares sold pursuant to any such notice may not exceed (i) the lower of (a) the Purchase Notice Fixed Limit (described below) and (b) the product of (1) the Average Daily Trading Volume (as defined in the White Lion Purchase Agreement), and (2) the applicable Percentage Limit (as defined in the White Lion Purchase Agreement). The Purchase Notice Fixed Limit is $500,000 upon payment of the Initial Commitment Shares (as defined in the White Lion Purchase Agreement) and can be increased in two tranches: (A) to $1,000,000 following an aggregate purchase of $5,000,000 shares and issuance by us to White Lion of an additional $250,000 in Commitment Shares, and (B) to $2,000,000 following an aggregate purchase of $10,000,000 shares and issuance by the for payment of an additional $250,000 in Commitment Shares (as defined in the White Lion Purchase Agreement).

The applicable Percentage Limit is 40% or 150% depending on the price we agree to sell shares to White Lion. At an applicable Percentage Limit of 40%, the Purchase Price to be paid by White Lion for any such shares will equal 97% of lowest daily volume-weighted average price of Common Stock during a period of two consecutive Trading Days following the applicable Purchase Notice Date (as defined in the White Lion Purchase Agreement) until an aggregate of $50,000,000 in Purchase Notice Shares (as defined in the White Lion Purchase Agreement) have been purchased under White Lion Purchase Agreement, at which point the Purchase Price (as defined in the White Lion Purchase Agreement) to be paid by White Lion will equal 98% of the lowest daily volume-weighted average price of Common Stock during a period of two consecutive Trading Days following the applicable Purchase Notice Date. At an applicable Percentage Limit of 150%, the Purchase Price to be paid by White Lion for any such shares will equal 94.5% of the lowest daily volume-weighted average price of Common Stock during a period of three consecutive Trading Days following the applicable Purchase Notice Date.

We will have the right to terminate the White Lion Purchase Agreement at any time after commencement, at no cost or penalty, upon three (3) Trading Days’ prior written notice. Additionally, White Lion will have the right to terminate the White

Lion Purchase Agreement upon three (3) days’ prior written notice to us if (i) there is a Fundamental Transaction (as defined in the White Lion Purchase Agreement), (ii) we are in breach or default in any material respect of the White Lion RRA, (iii) there is a lapse of the effectiveness, or unavailability of, the registration statement for a period of 45 consecutive Trading Days or for more than an aggregate of 90 Trading Days in any 365-day period, (iv) the suspension of trading of the Common Stock for a period of five (5) consecutive Trading Days, (v) the material breach of the White Lion Purchase Agreement by us, which breach is not cured within the applicable cure period or (vi) a Material Adverse Effect (as defined in the White Lion Purchase Agreement) has occurred and is continuing. No termination of the White Lion Purchase Agreement will affect the registration rights provisions contained in the White Lion RRA.

In consideration for the commitments of White Lion, as described above, we have agreed that it will issue to White Lion shares of Common Stock having a value of $250,000 based upon the Closing Sale Price (as defined in the White Lion Purchase Agreement) of Common Stock two Trading Days prior to the filing of the Initial Registration Statement as Initial Commitment Shares. We may increase the number of shares it may sell to White Lion by issuing additional Commitment Shares in two additional tranches of $250,000 each. The Company issued Initial Commitment Shares of 50,200 shares of Common Stock to White Lion, based upon the Closing Sale Price of our Common Stock of $4.98 per share on November 30, 2022.

Concurrently with the execution of the White Lion Purchase Agreement, we entered into the White Lion RRA with White Lion in which we have agreed to register the shares of Common Stock purchased by White Lion with the SEC for resale within 30 days of the consummation of a business combination. The White Lion RRA also contains usual and customary damages provisions for failure to file and failure to have the registration statement declared effective by the SEC within the time periods specified.

The White Lion Purchase Agreement and the White Lion RRA contain customary representations, warranties, conditions and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

In March 2023, we entered into an amendment to the White Lion Purchase Agreement to give the Company the right, but not the obligation to require White Lion to purchase shares of our common stock while trading on the OTC Market. Under the terms of the amendment, we will issue to White Lion within five (5) Trading Days following the effective date of the amendment fully paid, non-assessable shares of our Common Stock equal to the quotient obtained by dividing (i) $250,000 and (ii) the lowest traded sale price of the common stock of the 10 (ten) Trading Days prior to the effective date of the amendment, minus 50,200. In March 2023, we issued 412,763 shares of our common stock to White Lion.

In addition, in the event the Company does not issue Purchase Notices (as defined in the White Lion Purchase Agreement) to White Lion providing for the purchase of at least $1,000,000 of Purchase Shares (as defined in the White Lion Purchase Agreement) in the aggregate within 180 days following the effective date of the amendment, the Company will issue to White Lion an additional number of fully paid, non-assessable shares of common stock equal to the quotient obtained by dividing (i) $100,000 and (ii) the lowest Closing Sale Price (as defined in the White Lion Purchase Agreement) of Common Stock of the 10 (ten) Trading Days prior to the 180th day following the effective date of the amendment.

Forward Purchase Agreement

On December 29, 2022, we purchased 375,939 shares of our Common Stock at a price of $10.115 per share following the exercise of an investor’s right to sell up to 450,000 shares of Common Stock under a previously disclosed Forward Share Purchase Agreement entered into on October 25, 2022. The 375,939 shares of Common Stock have been retired. As a result of that exercise, funds in the amount of $4,551,750 being held in escrow in connection with the Forward Purchase Agreement were distributed as follows: $749,127 to us and $3,802,623 to the investor.

Release of Certain Lock-Up Restrictions

In order to comply with Nasdaq listing requirements, on January 4, 2023, we released 30% of the Target Consideration Shares (excluding shares held by Dr. Huh) from the six-month lock-up restrictions entered into in connection with the Business Combination (representing a total of 3,057,599 shares for release, of which, we estimate that approximately one-third will have been purchased below the closing price of our Common Stock of $4.21 on December 29, 2022). The release of those shares from lock-up restrictions may cause the market price of our securities to decline or increase the volatility in the market price of our securities. Additionally, since the Target Consideration Shares that may be offered for resale pursuant to this prospectus represent approximately 88% of the shares outstanding as of December 29, 2022 (after giving effect to redemptions and repurchases), the sale of all the securities being offered in this prospectus, or the perception that these sales could occur, could result in a significant decline in the public trading price of our securities.

Departure of Directors; Appointment of New Audit Committee Chair

On March 14, 2023, Brad Stevens notified us of his resignation from our Board of Directors (the “Board”), effective immediately. Mr. Stevens’ decision to resign from the Board is solely for personal reasons and is not the result of any disagreement with us with respect to any matter relating to our operations, policies or practices, or any disagreements in respect of accounting principles, financial statement disclosure, or any issue impacting the Audit Committee of the Board (the committee on which he served).

On June 21, 2023, Nevan Elam notified us of his resignation from our Board, effective immediately. Mr. Elam’s decision to resign from the Board is solely for personal reasons and is not the result of any disagreement with us with respect to any matter relating to our operations, policies or practices, or any disagreements in respect of accounting principles, financial statement disclosure, or any issue impacting the Audit Committee of the Board (the committee on which he served and chaired).

On June 22, 2023, the Board appointed Jim Neal as the chair of the Audit Committee and the Board appointed David Rosenberg as a member of the Audit Committee.

Issuance of Unregistered Securities

As previously disclosed, in April 2023 we issued to our founder and director warrants to purchase 1,884,625 shares of our common stock with an exercise price of $0.60 per share. On June 23, 2023, our founder and director exercised warrants to purchase 666,667 shares of our common stock at $0.60 per share for a total purchase price of $400,000.

Components of Results of Operations

Operating Expenses

Prior to April 1, 2022, the consolidated financial statements have been extracted from the accounting records of pH Pharma, Ltd. on a carve-out basis. The historical results of operations, financial position, and cash flows may not be indicative of what we would have been had we been a separate stand-alone entity, nor are they indicative of what the results of operations, financial position and cash flows may be in the future.

The majority of our operating expenses related to research and development (“R&D”). R&D expenses directly related to us were entirely attributed to us in the accompanying consolidated financial statements. R&D salaries, wages and benefits were allocated to us using methodologies based on the proportionate share of R&D expenses for the PHP-303 and PH-1 ADC Platform programs compared to the R&D expenses for pH Pharma Ltd as a whole. We also received services and support from other functions of pH Pharma Ltd. Our operations are dependent upon the ability of these other functions to provide these services and support. The costs associated with these services and support were allocated to us using methodologies based on the proportionate share of R&D expenses for the PHP-303 and PH-1 ADC Platform programs compared to the R&D expenses for pH Pharma Ltd as a whole. These allocated costs were primarily related to corporate administrative expenses, non-R&D employee related costs, including salaries and other benefits, for corporate and shared employees, and other expenses for shared assets for the following functional groups: information technology, legal, accounting and finance, human resources, facilities, and other corporate and infrastructural services. These allocated costs were primarily recorded as R&D expenses and general and administrative (“G&A”) expenses in the statements of operations and comprehensive loss.

The Spin-Off resulted in Peak Bio Co., Ltd. retaining the PHP-303 and PH-1 ADC Platform programs. Historically and throughout the periods presented, the PHP-303 and PH-1 ADC Platform programs have been owned by pH Pharma Co., Ltd and its subsidiaries (prior to the change of its name to Peak Bio Co., Ltd.). The PHP-303 and PH-1 ADC Platform programs have historically operated as a part of pH Pharma Co., Ltd and not as a separate stand-alone entity or group. The Spin-Off resulted in Peak Bio Co., Ltd. retaining approximately 90% of the equity outstanding in pH Pharma Co., Ltd., consisting of 8,283,613 shares of common stock and 693,000 stock options, before giving effect to the exchange ratio of 2.0719.

As of April 1, 2022, we concluded that all the assets and liabilities of the newly created Peak Bio Co., Ltd. legal entity were contributed by the parent company pH Pharma Ltd. No other assets or liabilities were considered to be attributable to Peak Bio Co., Ltd. or that would be transferred to Peak Bio Co., Ltd. upon the completion of the Business Combination, eliminating the necessity to allocate a portion of pH Pharma Ltd.’s assets and liabilities to Peak Bio Co., Ltd. on a carve-out basis. Therefore, there was no longer a need to allocate assets and liabilities, as well as expenses, from the parent for the consolidated financial statements.

Our consolidated financial statements for the year ended December 31, 2022 include the accounts of Peak Bio Co., Ltd. and its subsidiary, Peak Bio CA., Inc. All intercompany balances and transactions have been eliminated in consolidation.

Revenue

Our revenue has historically been generated through grants from government organizations. We currently have no commercially approved products. Grant revenue is recognized during the period that the research and development services occur, as qualifying expenses are incurred or conditions of the grants are met. We concluded that payments received under these grants represent conditional, nonreciprocal contributions, as described in ASC 958, Not-for-Profit Entities, and that the grants are not within the scope of ASC 606, Revenue from Contracts with Customers, as the organizations providing the grants do not meet the definition of a customer. Qualifying expenses are recognized when incurred as research and development expenses. Expenses for grants are tracked by using a project code specific to the grant, and the employees also track hours worked by using the project code.

Research and Development Expense

We expense research and development costs as incurred. Research and development expense consist primarily of costs related to personnel, including salaries and other personnel related expenses, contract manufacturing and supply, consulting fees, and the cost of facilities and support services used in drug development. Assets acquired that are used for research and development and have no future alternative use are expensed as in-process research and development.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, depreciation expense and other expenses for outside professional services, including legal fees relating to patent and corporate matters, human resources, audit and accounting services and facility-related fees not otherwise included in research and development expenses. Personnel costs consist of salaries, benefits and equity-based compensation expense, for our personnel in executive, finance and accounting, business operations and other administrative functions. We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, increased costs of expanding our operations and operating as a public company. These increases will likely include increases related to the hiring of additional personnel, fees to outside consultants, lawyers and accountants, and increased costs associated with being a public company such as expenses related to services associated with maintaining compliance with the applicable securities exchange listing rules and SEC requirements, director and officer insurance premiums and investor relations costs.

Change in fair value of derivative liabilities

Change in fair value of our derivative liabilities consists of changes in the fair value of certain conversion features associated with our convertible note that is required to be bifurcated and accounted for as free-standing derivative financial instruments and put options in our Forward Purchase Agreement, Key Company Stockholder Forward Purchase Agreement and White Lion Purchase Agreement.

Results of Operations for the Years Ended December 31, 2022 and 2021

The consolidated financial statements have been extracted from the accounting records of pH Pharma, Ltd. The historical results of operations, financial position, and cash flows may not be indicative of what we would have been had we been a separate stand-alone entity, nor are they indicative of what the results of operations, financial position and cash flows may be in the future.

The majority of our operating expenses related to research and development. Research and development expenses directly related to us were entirely attributed to us in the accompanying consolidated financial statements. research and development salaries, wages and benefits were allocated to us using methodologies based on the proportionate share of research and development expenses for the PHP-303 and PH-1 ADC Platform programs compared to the research and development expenses for pH Pharma Ltd as a whole. We also received services and support from other functions of pH Pharma Ltd. Our operations are dependent upon the ability of these other functions to provide these services and support. The costs associated with these services and support were allocated to us using methodologies based on the proportionate share of research and development expenses for the PHP-303 and PH-1 ADC Platform programs compared to the research and development expenses for pH Pharma Ltd as a whole. These allocated costs were primarily related to corporate administrative expenses, non-research and development employee related costs, including salaries and other benefits, for corporate and shared employees, and other expenses for shared assets for the following functional groups: information technology, legal, accounting and finance, human resources, facilities, and other corporate and infrastructural services. These allocated costs were primarily recorded as research and development expenses and general and administrative expenses in the statements of operations and comprehensive loss.

The following table provides selected financial information for the Company:

	Year Ended December 31,		Change
	2022	2021	Amount
Revenues	$607,681	$528,309	$79,372
Operating expenses
Research and development	3,924,253	7,124,077	(3,199,824)
General and administrative	8,531,276	2,469,762	6,061,514
Total operating expenses	12,455,529	9,593,839	2,861,690
Loss from operations	(11,847,848)	(9,065,530)	(2,782,318)
Other income (expense), net	(1,314,869)	855,021	(2,169,890)
Loss before income tax expense	$(13,162,717)	$(8,210,509)	$(4,952,208)

Revenue

Our revenue has historically been generated through grants from government organizations. The total revenue for government grants was $607,681 and $528,309, respectively, for the years ended December 31, 2022 and 2021.

Research and Development Expense

The following table summarizes our research and development expenses:

	Year Ended December 31,
	2022	2021
Third-party direct project expenses
PHP-303	$362,221	$1,063,702
PH-1 ADC Platform	532,271	1,134,817
General program expenses and other pre-clinical programs	222,365	891,493
Total third-party direct project expenses	1,116,857	3,090,012
Other research and development costs
Personnel costs	1,363,572	2,555,631
Facilities and other costs	1,443,824	1,478,434
Total other research and development costs	2,807,396	4,034,065
Total research and development costs	$3,924,253	$7,124,077

Research and development expense decreased by $3.2 million during the year ended December 31, 2022 compared to the prior year. The decrease was primarily due to decreases in direct project expenses related to the PHP-303 program of $701,481, the PH-1 ADC Platform of $602,546 and other general and pre-clinical programs of $669,128 as a result of delays in our ongoing and planned research activities due to the COVID-19 pandemic. In addition, there was a decrease in personnel costs of $1.2 million driven by a reduction of staff during 2021. We reduced our average headcount from 33 to 21 employees primarily as a result of scaling back our clinical activities as a result of the COVID-19 pandemic.

General and Administrative Expense

General and administrative expense increased by $6.1 million during the year ended December 31, 2022 compared to the prior year. The increase was primarily driven by a $2.5 million increase in professional fees related to expanding our operations and operating as a public company, $0.3 million related to increase in directors and officers insurance, $1.1 million in facilities expenses, and $2.1 million in deferred success fees, bonuses and unpaid backpay for executives.

Other Income (Expense), Net

Other income (expense), net decreased by $2.2 million during the year ended December 31, 2022 compared to the prior year. The decrease was primarily due to a $1.2 million fair value adjustment to convertible notes payable in 2022 and a $866,332 gain on extinguishment of debt related to our PPP loans in 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $13.1 million and $8.3 million for the years ended December 31, 2022 and 2021, respectively. At December 31, 2022 we had cash of $0.7 million. In March and April 2023, we received proceeds of $2.2 million from the issuance of convertible debt and $250,000 from a loan with our founder and director, Dr. Huh. Our primary uses of cash to date have been to fund our research and development activities, business planning, establishing and maintaining our intellectual property portfolio, capital investments and providing general and administrative support for our operations.

Funding Requirements

We expect to incur losses from operations for the foreseeable future primarily due to research and development expenses, including expenses related to conducting research activities, pre-clinical expenses and clinical trials. Our future capital requirements will depend on a number of factors, including:

•
the scope, progress, results and costs of our clinical trials, including but not limited to PHP-303 and our PH-1 ADC Platform;
•
the cost of manufacturing drug supply for our clinical and preclinical studies;
•
the future results of on-going preclinical research and subsequent clinical trials for treatments for oncology, genetic disease, liver disease, inflammation, and other pipeline candidates we may identify from time to time, including our ability to obtain regulatory approvals;
•
any changes in regulatory standards relating to the review of our product candidates; and our ability to timely obtain such required regulatory approvals;
•
the number and development requirements of other product candidates that we pursue;
•
the emergence of competing technologies and other adverse market developments;
•
our ability, and the ability of our third-party manufacturers, to manufacture or supply sufficient quantities of clinical products;
•
the costs of future commercialization activities, if any, including establishing sales, marketing, manufacturing and distribution capabilities, for any of our product candidates for which we receive marketing approval;
•
our ability to achieve the degree of market acceptance necessary for future commercial success of our product candidates for which we receive marketing approval, if any;
•
the costs of preparing, filing, and prosecuting patent applications and maintaining, enforcing, and defending intellectual property-related claims;
•
the impact of litigation that may be brought against us or of litigation that we may pursue against others;
•
the extent to which we acquire or invest in businesses, products, and technologies;
•
our ability to successfully integrate acquired products and technologies into our business, including the possibility that the expected benefits of the transactions will not be fully realized by us or may take longer to realize than expected;
•
our ability to establish and maintain collaborations, partnerships or other similar arrangements and to obtain or satisfy any milestone, royalty, or other payments from any such collaborations;
•
the extent to which our business could be adversely impacted by the effects of COVID-19 outbreak, including due to actions by us, governments, suppliers or other third parties to control the spread of COVID-19, or by other health epidemics or pandemics; and
•
the costs of operating as a public company.

We have not been capitalized with sufficient funding to conduct our operations. We entered into the White Lion Purchase Agreement on November 3, 2022, as amended, whereby we have the right, but not the obligation, to require White Lion to purchase, from time to time, up to $100 million in aggregate gross purchase price of newly issued shares of our Common Stock.

We expect to incur significant expenses and operating losses for the foreseeable future as we continue our efforts to identify product candidates and seek regulatory approvals within our gene therapy portfolio.

Additional financing will be needed to fund our ongoing activities. We may raise this additional funding through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions and funding under government contracts. We may be unable to raise additional funds or enter into such other arrangements or arrangement when needed on favorable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate certain of our research and development programs. There can be no assurances that other sources of financing would be available. Due to these uncertainties, there is substantial doubt about our ability to continue as a going concern.

Our future operations are highly dependent on a combination of factors, including (i) the timely and successful completion of additional financing; (ii) the success of our research and development programs; (iii) the development of competitive therapies by other biotechnology and pharmaceutical companies, (iv) our ability to attract and retain key employees, (v) our ability to manage growth of the organization; (vi) our ability to protect our proprietary technology; and ultimately (vii) regulatory approval and market acceptance of our product candidates.

Cash Flows Discussion

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(7,485,625)	$(8,864,224)
Net cash used in investing activities	(142,249)	(9,880)
Net cash provided by financing activities	8,135,213	8,385,001
Net (decrease) increase in cash, cash equivalents and restricted cash	$507,339	$(489,103)

Operating Activities

During the year ended December 31, 2022, net cash used in operating activities was $7.5 million, due to our operating loss of $13.1 million and an increase in working capital of $2.4 million, partially offset by non-cash items including amortization of right-of-use asset of $0.6 million, depreciation expense of $0.2 million, share-based compensation of $0.6 million, a non-cash change in fair value of convertible notes payable of $1.2 million, a non-cash loss on debt extinguishment of $0.5 million, and a non-cash financing fee of $0.25 million.

During the year ended December 31, 2021, net cash used in operating activities was $8.9 million, due to our operating loss of $8.3 million, a non-cash gain on extinguishment of debt of $0.9 million and an increase in working capital of $93,000, partially offset by depreciation expense of $0.2 million and share-based compensation of $4,890.

Investing Activities

During the year ended December 31, 2022, net cash used in investing activities was $142,249, primarily due to capital expenditures for furniture and fixtures related to the office in South San Francisco, California.

During the year ended December 31, 2021, net cash used in investing activities was $9,880, primarily due to purchases of research equipment and leasehold improvements related to the Palo Alto, California office and laboratory facility.

Financing Activities

During the year ended December 31, 2022 net cash provided by financing activities was driven by the net proceeds from pH Pharma Ltd of $1.3 million, proceeds from the issuance of long-term debt of $1.3 million, proceeds from a related party loan of $0.4 million, proceeds from the business combination of $3.9 million, and the issuance of common stock for $5.2 million partially offset by the $3.8 million settlement of the forward purchase agreement.

During the year ended December 31, 2021, net cash provided by financing activities was driven by the net proceeds from pH Pharma Ltd of $6.4 million, a related party loan of $1.5 million and a PPP loan of $0.5 million, which was forgiven during the year ended December 31, 2021.

Contractual Obligations and Commitments

In October 2021, we entered into a lease for laboratory and office facilities in Palo Alto, California that expires in March 2027 with a five-year renewal option and opened a secured letter of credit with a third-party financial institution in lieu of a security deposit for $177,000. Base rent for this sublease is approximately $89,000 monthly with annual escalations of 3%. In March 2023, the Company vacated the premises and returned possession of the premises to the landlord in April 2023. The Company is still responsible for the outstanding payments under the lease.

On March 1, 2022, we and pH Pharma Ltd entered into an administrative services and facilities agreement whereby pH Pharma Ltd will perform services, functions and responsibilities for us. Under the agreement, we will pay pH Pharma Ltd $100,000 per month through August 30, 2022 and $15,000 from September 1, 2022 through February 28, 2023 based on the estimated value of the level of service to be performed. Additionally, we will pay pH Pharma Ltd $3,000 per month in lease payments. At December 31, 2022 we recorded a liability to accounts payable of $426,673 related to this agreement.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2022 and 2021.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements included within this Annual Report on Form 10-K, which we have prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following discussion represents our critical accounting policies.

Research and Development

We expect to continue to incur substantial research and development expenses as we continue to develop our product candidates. Research and development expense consists of:

•
internal costs associated with our research and clinical development activities;
•
fees owed to third-party contract research organizations in connection with preclinical, toxicology studies and clinical trials;
•
payments we make to contract manufacturers, investigative sites, and consultants in connection with clinical trials;
•
technology license costs;
•
manufacturing development costs;
•
personnel-related expenses, including salaries, benefits, travel, and related costs for the personnel involved in drug discovery and development;
•
activities relating to regulatory filings and the advancement of our product candidates through preclinical studies and clinical trials; and
•
facilities and other allocated expenses, which include direct and allocated expenses for rent, facility maintenance, as well as laboratory and other supplies.

We have multiple research and development projects ongoing at any one time. We utilize our internal resources, employees, and infrastructure across multiple projects. We record and maintain information regarding external, out-of-pocket research and development expenses on a project-specific basis.

We expense research and development costs as incurred, including payments made to date under our license agreements. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the remainder of the development of our product candidates. As a result, we are not able to reasonably estimate the period, if any, in which material net cash inflows may commence from our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the conduct, duration, and cost of clinical trials, which vary significantly over the life of a project as a result of evolving events during clinical development, including:

•
the number of clinical sites included in the trials;
•
the length of time required to enroll suitable patients;
•
the number of patients that ultimately participate in the trials;
•
the results of our clinical trials; and
•
any mandate by the FDA or other regulatory authority to conduct clinical trials beyond those currently anticipated.

Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals, and the expense of filing, prosecuting, defending, and enforcing any patent claims or other intellectual property rights. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay, or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of the foregoing variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development, regulatory approval, and commercialization of that product candidate. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those which we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Drug development takes several years and millions of dollars in development costs.

Share-based Compensation

We recognize share-based compensation expense for grants under the pH Pharma Ltd stock option plan (the “Plan”), which provides for the granting of stock options to purchase common stock in pH Pharma Ltd to employees, directors, advisors, and consultants at a price to be determined by pH Pharma Ltd’ Board of Directors. The Plan is intended to encourage ownership of stock by employees and consultants of the Company and to provide additional incentives for them to promote the success of pH Pharma Ltd’ business. Under the provisions of the Plan, stock options will generally have a term of 7 years. The Board of Directors of pH Pharma Ltd, or its committee, is responsible for determining the individuals to be granted stock options, the number of stock options each individual will receive, the stock option price per share, and the exercise period of each stock option. Stock options granted pursuant to the Plan generally vest on the second-year anniversary date of grant and may be exercised in whole or in part for 100% of the shares vested at any time after the date of grant.

The Spin-Off was completed on March 1, 2022, prior to the execution of the Business Combination Agreement with Ignyte Acquisition Corp (“Ignyte”), with holders of stock options in the Plan retaining 693,000 stock options in us and 77,000 in the spun-out company pH Pharma Co., Ltd. Since this allocation of stock options was administrative in nature, it did not result in any incremental stock-based compensation expense under modification accounting.

The Black-Scholes option pricing model is used when estimating the grant date fair value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was based on the historical volatility of a publicly traded set of peer companies of pH Pharma Ltd. The expected life was equal to the contractual life of the stock option. The risk-free interest rate is based on U.S. Treasury, zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant.

Determination of the Fair Value of Convertible Notes

We have elected the fair value option for the accounting for the convertible promissory notes issued in 2022. Fair value adjustments to the convertible notes are included in our other income (expenses).

•
The fair value of the initial closing of our convertible promissory notes in 2022 was determined to be equal to the proceeds of $1.25 million on issuance.
•
The fair value of the convertible promissory notes as of September 30, 2022 was determined using a scenario-based valuation method based on the closing of the Business Combination Agreement. We assumed a 70%-75% probability of closing the Business Combination Agreement and 25%-30% probability of not closing at issuance of the convertible promissory notes. We assumed an 80% probability of closing the Business Combination Agreement and 20% probability of not closing at September 30, 2022.
•
The fair value of the convertible promissory notes as at November 1, 2022, the date the convertible promissory notes were converted into common shares of Peak Bio, Inc. on close of the Business Combination, was determined to be equal to $2.4 million using a Black Scholes model and a 100% probability of closing the Business Combination Agreement.

Derivative Instruments

ASC 815, Derivatives and Hedging Activities (“ASC 815”) requires companies to bifurcate certain conversion options and redemption features from their host instruments and account for them as free-standing derivative financial instruments should certain criteria be met. We do not use derivative instruments to hedge exposures to interest rate, market, or foreign currency risks. We evaluate all of our financial instruments, including notes payable and other derivative liabilities, to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the consolidated statement of operations each period. Bifurcated embedded derivatives are classified with the related host contract in our consolidated balance sheet.

Hybrid Instruments

We also follow ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) when evaluating the accounting for our hybrid instruments. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception; (b) variations in something other than the fair value of the issuer’s equity shares; or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives and are carried as a liability at fair value at each balance sheet date.

Warrants

We account for the Public Warrants and Private Warrants (as defined in Note 11) collectively (“Warrants”), as either equity or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to our own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.

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

Income Taxes

We had $4.6 million, $4.3 million and $100 million of federal, state and South Korea net operating loss carryforwards, respectively, as of December 31, 2022. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. These carryforwards may generally be utilized in any future period but may be subject to limitations based upon changes in the ownership of our shares in a prior or future period. We have not quantified the amount of such limitations, if any. The Korean net operating losses are historical net operating losses generated in years prior to the Spin-Off.

Recently Issued Accounting Standards

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, Summary of Significant Accounting Policies, to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Internal Control Over Financial Reporting

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Under standards established by the Public Company Accounting Oversight Board, or PCAOB, a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. The PCAOB defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis.

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic, which continues to spread throughout the U.S. and worldwide. As with many companies around the world, our day-to-day operations were disrupted with the imposition of work from home policies and requirements for physical distancing for any personnel present in our offices and laboratories. During the years ended December 31, 2022 and 2021, our operations were not significantly impacted by COVID-19, with the exception of research and development expense decreasing during the year ended December 31, 2021 in part due to delays in our ongoing and planned research activities due to COVID-19. Research and development expense during the year ended December 31, 2021 also decreased in part as we reduced our average headcount from 33 to 21 employees primarily as a result of scaling back our clinical activities as a result of COVID-19. The pandemic has also disrupted our sales and marketing activities as shelter-in-place orders, quarantines, travel restrictions and other public health safety measures have impacted our ability to interact with our existing and potential partners for our solutions. There is significant uncertainty as to the trajectory of the pandemic and its impact on our business in the future. We could be materially and adversely affected by the risks, or the public perception of the risks, related to the COVID-19 pandemic or similar public health crises. Such crises could adversely impact our ability to conduct on-site laboratory activities, expand our laboratory facilities, secure critical supplies such as reagents, laboratory tools or immunized animals required for discovery research activities, and hire and retain key personnel. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations will be affected. We remain focused on maintaining our operations, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from the COVID-19 pandemic.

JOBS Act Accounting Election

We qualify as an “emerging growth company” as defined in the JOBS Act. An emerging growth company may take advantage of reduced reporting requirements that are not otherwise applicable to public companies. These provisions include, but are not limited to:

•
being permitted to present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K;
•
not being required to comply with the auditor attestation requirements on the effectiveness of our internal controls over financial reporting;
•
not being required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);

•
reduced disclosure obligations regarding executive compensation arrangements; and
•
exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may use these provisions until the last day of our fiscal year in which the fifth anniversary of the completion of this offering occurs. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.235 billion, or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.

We have elected to take advantage of certain of the reduced disclosure obligations in this Annual Report on Form 10-K and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our shareholders may be different than the information you receive from other public companies in which you hold stock.

The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, until those standards apply to private companies. We have elected to take advantage of the benefits of this extended transition period and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an emerging growth company or affirmatively and irrevocably opt out of the exemption provided by Section 7(a)(2)(B) of the Securities Act upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which we will adopt the recently issued accounting standard.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Concentration of Credit Risk

We received 100% of our revenue through a grant from a government organization during the years ended December 31, 2022 and 2021. To date, no receivables have been written off.

Interest Rate Risk

As of December 31, 2022 and 2021, we had a cash balance of $0.7 million and $0.2 million, respectively, all of which were maintained in business checking accounts and money market accounts in the U.S. and South Korea. Our primary exposure to market risk is to interest income volatility, which is affected by changes in the general level of interest rates. As such rates are at a near record low, a 10% change in the market interest rates would not have a material effect on our business, financial condition or results of operations.

Foreign Currency Risk

We conduct our business in U.S. dollars and, thus, are not exposed to financial risks from exchange rate fluctuations between the U.S. dollar and other currencies.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, appear beginning on page F-1 of this Annual Report on Form 10-K for the year ended December 31, 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our internal controls over financial reporting were not effective as of the end of the period covered by this Annual Report on Form 10-K due to material weaknesses as describe herein.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (United States) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses:

•
Formal documentation of the Company’s internal control over financial reporting including risk assessments and processes needed to mitigate critical risks does not exist.
•
The Company lacks sufficient resources with respect to the number of people employed in its accounting department and the adequacy of their training in relation to its financial reporting requirements.

•
The Company’s internal control over financial reporting is ineffective with respect to its financial closing process in the following areas:
o
Preparation, review and approval of journal entries including the reasonableness of critical accounting estimates;
o
Completeness and proper cutoff of accrued liabilities including unpaid compensation due to its former Chief Executive Officer under the terms of an executive employment agreement;
o
Timely closings as required to maintain compliance with reporting deadlines under applicable Securities and Exchange Commission regulations;
o
Evaluation of third party financial reporting advisors’ capabilities and the monitoring and evaluation of the accuracy and completeness of their work product.
•
The Company experienced difficulties in applying complex accounting principles including:
o
Financial instruments accounted for under ASC 480 and ASC 815-10;
o
Consolidation accounting following the completion of a reverse merger and recapitalization transaction;
o
Income taxes including the application of applicable foreign income tax regulations;
o
Debt extinguishment accounting including the settlement of a note payable to a related party,
o
Fair value measurements.

Planned Remediation

Management continues to work to improve its controls related to our material weaknesses, specifically implementing improved processes and internal controls to ensure the proper application of accounting practices and guidance. We also intend to increase our accounting staff as soon as economically feasible and sustainable to remediate these material weaknesses. These material weaknesses will not be considered to be remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded that these controls are operating effectively.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control---Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on such evaluation, our management concluded that our internal control over financial reporting was not effective as of the end of the period covered by this Annual Report on Form 10-K.

This Annual Report on Form 10-K does not include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Our auditors will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 until we are no longer (i) an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 or (ii) a non-accelerated filer, as defined under the Exchange Act.

Changes in Internal Control Over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2022 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control

Our management, including our Interim Chief Executive Officer and Acting Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management and Board of Directors

The following table sets forth certain information regarding our directors and executive officers as of March 31, 2023 who are responsible for overseeing the management of our business.

For biographical information concerning the executive officers and directors, see below.

Name	Age	Position
Hoyoung Huh, MD, PhD	53	Class II Director
Stephen LaMond, PharmD, MBA	61	Interim Chief Executive Officer, Chief Operating Officer and Secretary and Class II Director
Timothy Cunningham, MBA, CPA	61	Acting Chief Financial Officer
Satyajit Mitra, PhD	49	Executive Director, Head of Oncology
Nevan Charles Elam, JD	55	Class I Director (Lead Independent Director) (1)
James Neal, MS, MBA	68	Class I Director
David Rosenberg	49	Class III Director

(1) Resigned effective June 21, 2023.

Executive Officers

Hoyoung Huh, MD, PhD, is the founder of Peak Bio Co., Ltd. (f/k/a pH Pharma) and has held positions of Chief Executive Officer and Board Chairman since founding pH Pharma in 2015. He currently serves as a director on the board of directors (the “Board”) of the Company. Dr. Huh is a Silicon Valley-based entrepreneur and investor in healthcare and technology-based businesses and has served as Lead Director of Pliant Therapeutics since December 2017. Dr. Huh was a Managing Director of Konus Advisory Group, Inc. from January 2012 to September 2014. Prior to founding Konus Advisory Group, Inc., Dr. Huh was Chief Executive Officer and Chairman of the board of directors of BiPar Sciences, Inc. from February 2008 until December 2010. In addition, Dr. Huh has been involved in the formation, management and board positions of multiple biotechnology and innovation-based companies. He previously served as the Chairman of the board of directors of Geron Corporation from September 2011 to December 2018, and CytomX Therapeutics, Inc. from February 2012 to December 2018, a member of the board of directors of Rezolute, Inc. (f/k/a AntriaBio, Inc.) from 2013 to January 2019, the Chairman of the board of directors of Epizyme, Inc. from October 2009 to February 2012, and as a member of the board of directors of Facet Biotech Corporation, Nektar Therapeutics, Inc., Addex Therapeutics Ltd. and EOS, S.p.A (Milano, Italy). Earlier in his career, Dr. Huh was a partner at McKinsey & Company. He holds A.B. in Biochemistry from Dartmouth College, an M.D. from Cornell University Medical College and a Ph.D. in Cell Biology and Genetics from Cornell University Sloan Kettering Institute. We believe Dr. Huh’s extensive management and operational experience as President and Chief Executive Officer of numerous biotechnology companies and his significant knowledge and expertise of biotechnology and pharmaceutical collaborations, qualifies Dr. Huh to serve as a director and Chairman of the Board of Peak Bio.

Stephen LaMond, PharmD, MBA, has been the Chief Operating Officer and Secretary of Peak Bio Co., Ltd. since March 1, 2022. He currently serves as Interim Chief Executive Officer and as a director of the Company. Prior to his current role, Dr. LaMond has been both an employee and independent consultant to Peak Bio (f/k/a pH Pharma). Peak Bio consists of the merged entity of Ignyte and the selected assets from pH Pharma. Dr. LaMond served as both a consultant and one of the original executives with pH Pharma and its affiliated companies serving in corporate and business development roles in addition to serving in a clinical program management capacity. Dr. LaMond has been directly involved with pH Pharma in both the U.S. and Korea and now at Peak Bio since 2016. Dr. LaMond has previously held management and executive roles in marketing, new product planning, corporate and business development at numerous companies including Tria Beauty, Corium International, Zoll Medical, GE Healthcare, Nektar Therapeutics and Pfizer Inc. across multiple therapeutic areas and has worked on some of the most innovative products over his tenure. Dr. LaMond received his PharmD and Executive MBA degrees from the University of Michigan, Ann Arbor and has executive finance training from Columbia and Stanford Universities. We believe Dr. LaMond’s extensive experience in operations, business development, corporate development, marketing, regulatory and market access with biopharmaceutical and biotechnology companies qualifies him to serve on the Board.

Timothy Cunningham, MBA, CPA, serves as the Acting Chief Financial Officer of the Company following the closing of the Business Combination. He brings more than 30 years of finance and operations leadership experience in the life sciences and technology industries with a proven track record of driving growth. He is currently Chief Financial Officer at Danforth Advisors, a company that provides strategic and operational finance and accounting support for life science companies. Prior to joining Danforth, Mr. Cunningham served as Chief Financial Officer at Organogenesis, where he took the company public and raised over $250M in equity and debt financing to facilitate the company’s growth. Earlier, he held leadership positions with DialogTech, GFI Software SA, Metatomix, Mediabridge, IBM, PWC, and KPMG. Tim holds an MBA from Boston University, a BS in Accounting from Boston College and is a CPA in the state of Florida.

Satyajit Mitra, PhD, is the Executive Director and Head of Oncology for Peak Bio. As the Head of Oncology, he has been responsible for Peak Bio Co., Ltd.’s preclinical research activities at our CA research sites since January 2021. Dr. Mitra heads up a team of talented research associates, scientists, consultants, CROs and CDMOs and has been instrumental in advancing our novel toxin platform and ADC pipeline. From March 2019 to December 2020, Dr. Mitra headed up Cancer Biology at Peak Bio Co., Ltd. and was responsible for in vivo and pharmacology functions that led to the nomination of the current Peak Bio lead toxin (PH1), which then led to Peak Bio’s initial proof-of-concept (POC) efforts for an ADC. These POC efforts led to the nomination of Peak Bio’s first ADC pipeline candidate targeting Trop2. He previously served as a Senior Scientist, at VasGene Therapeutics, and was involved with IND-enabling studies for novel antibody targets. Dr. Mitra’s initial corporate scientific experience was at OncoMed Pharmaceuticals for 5 years where he worked on Target Validation. He was instrumental in identifying the first-in-class Wnt-pathway biologics, advancing these projects from early stage to an IND. In addition to Dr. Mitra’s oncology company experiences, he also previously worked as a research scientist at the University of Southern California in Los Angeles. He completed his postdoctoral fellowship at the Department of Immunology at Scripps Research Institute at La Jolla, California. He obtained his Ph.D. from the Centre for Cellular and Molecular Biology at Hyderabad, India an institute affiliated with the Jawaharlal Nehru University (JNU), New Delhi, India.

Non-Employee Directors

Nevan Charles Elam, JD, serves as a director on the Board of the Company. Mr. Elam currently serves as a director and as the Chief Executive Officer of Rezolute, Inc. Prior to Mr. Elam’s service with Rezolute, he has served various leadership roles throughout his career including as Chief Executive Officer of a European medical device company, co-founder and Chief Financial Officer of a software company, as well as a Senior Vice President at Nektar Therapeutics. Earlier in his career, Mr. Elam was a corporate partner in the law firm of Wilson Sonsini Goodrich & Rosati. He serves as a director of Savara, Inc. and Softhale in Belgium. Mr. Elam received his B.A. from Howard University and his J.D. from Harvard Law School. We believe that Mr. Elam’s experience advising pharmaceutical companies of their unique legal and regulatory obligations qualifies him to serve on our board of directors.

James Neal, MS, MBA serves as a director on the Board of the Company. He comes to Peak Bio’s board of directors as an experienced business professional serving as XOMA Corporation’s Chief Executive Officer and Chairman of the Board, joining that company in 2009. Mr. Neal brings more than 25 years’ experience in forming and maximizing business and technology collaborations globally and in bringing novel products and technologies to market. Prior to XOMA, Mr. Neal was Acting Chief Executive Officer of Entelos, Inc., a leading biosimulation company that acquired Iconix Biosciences, a privately held company where Mr. Neal was Chief Executive Officer. At Iconix, Mr. Neal established multi-year collaborations with Bristol-Myers Squibb, Abbott Labs, Eli Lilly and the U.S. Food and Drug Administration. From, 1999-2002, he was Executive Vice President of Incyte Genomics, leading the global commercial activities with pharmaceutical company collaborators and partners including Pfizer, Aventis and Schering-Plough, as well as sales, marketing and business development activities for the company. Earlier, he was associated with Monsanto Company in positions of increasing responsibility. Mr. Neal earned his B.S. in Biology and his M.S. in Genetics and Plant Breeding from the University of Manitoba, Canada, and holds an Executive MBA degree from Washington University in St. Louis, Missouri. We believe Mr. Neal’s significant experience with biopharmaceutical companies, including as a board member and CEO, qualifies him to serve on our board of directors.

David Rosenberg has been Ignyte’s Chairman of the Board and co-Chief Executive Officer since its formation. Mr. Rosenberg serves as a director on the Board of the Company. Mr. Rosenberg brings over 20 years of investment banking experience focused on growth companies. Since December 2011, Mr. Rosenberg has been Co-President and Co-Chief Executive Officer of Ladenburg Thalmann & Co. Inc., a leading underwriter of blank check companies or SPACs. Mr. Rosenberg is also a member of Board of Directors of Ladenburg Thalmann & Co. Inc. From 2006 to 2011, Mr. Rosenberg was a Managing Director and Co-Chief Operating Officer of Ladenburg Thalmann & Co. Inc. Since joining Ladenburg Thalmann in 2006, Mr. Rosenberg has managed more than 1,000 public offerings including but not limited to initial public offerings and follow on offerings raising in excess of $75 billion for small and mid-cap companies, as well as advising on numerous merger and acquisition transactions. Mr. Rosenberg also serves as member of the Board of Directors of Dianomi Therapeutics. Prior to joining Ladenburg Thalmann, from 2004 to 2006, Mr. Rosenberg was co-founder and Chief Executive Officer of BroadWall Capital, LLC, an investment banking firm. Mr. Rosenberg received a B.A. from the University of Wisconsin-Madison. We believe Mr. Rosenberg is well qualified to serve on our board of directors because of his significant investment banking, equity capital markets and executive management experience.

Number and Terms of Office of Officers and Directors of Peak Bio

Our Board is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Nevan Charles Elam and James Neal, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Hoyoung Huh and Stephen LaMond, will expire at the second annual meeting. The term of office of the third class of directors, consisting of David Rosenberg, will expire at the third annual meeting.

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

Committees of the Board of Directors

The standing committees of our board of directors include an audit committee, a compensation committee and a nominating and corporate governance committee. Each of the committees reports to the board of directors as they deem appropriate and as the board of directors may request. The composition, duties and responsibilities of these committees are set forth below.

Audit Committee

The principal functions of the audit committee include, among other things:

•
reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;
•
discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
•
discussing with management major risk assessment and risk management policies;
•
monitoring the independence of the independent auditor;
•
verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
•
reviewing and approving all related-party transactions;
•
inquiring and discussing with management our compliance with applicable laws and regulations;
•
pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
•
appointing or replacing the independent auditor;
•
determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and
•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Our audit committee consists of Nevan Elam and James Neal, with Nevan Elam serving as the chair of the audit committee. Each of Messrs. Elam and Neal will qualify as independent directors according to the rules and regulations of the SEC with respect to audit committee membership. Mr. Elam qualifies as our “audit committee financial expert,” as that term is defined in Item 401(h) of Regulation S-K. Our board of directors has adopted a written charter for the Audit Committee, which is available free of charge on our corporate website. The information on our website is not part of this Annual Report on Form 10-K.

Compensation Committee

The principal functions of the compensation committee include, among other things:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
•
reviewing and approving the compensation of all of our other executive officers;
•
reviewing our executive compensation policies and plans;
•
implementing and administering our incentive compensation equity-based remuneration plans;
•
assisting management in complying with our proxy statement and annual report disclosure requirements;
•
approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
•
if required, producing a report on executive compensation to be included in our annual proxy statement; and
•
reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Our compensation committee consists of James Neal and Nevan Elam, with Mr. Neal serving as the chair of the compensation committee. Each of Messrs. Neal and Elam qualify as independent directors according to the rules and regulations of the SEC with respect to compensation committee membership. Our board of directors has adopted a written charter for the compensation committee, which is available free of charge on our corporate website. The information on our website is not part of this Annual Report on Form 10-K.

Nominating Committee

The principal functions of the nominating committee include, among other things:

•
should have demonstrated notable or significant achievements in business, education or public service;
•
should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
•
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

Our Nominating Committee consists of Nevan Elam and James Neal, with Mr. Elam serving as the chair of the Nominating Committee. We expect that our board of directors will adopt a written charter for the Nominating Committee, which is available free of charge on our corporate website. The information on our website is not part of this Annual Report on Form 10-K.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, executive officers and employees. Our code of business conduct and ethics is available free of charge on our corporate website. In addition, we intend to post on our website all disclosures that are required by law or the listing standards concerning any amendments to, or waivers from, any provision of the code. References to our website address do not constitute incorporation by reference of the information contained at or available through our website, and such information should not be considered to be a part of this Annual Report on Form 10-K. We also intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. You may review these documents by accessing public filings at the SEC’s website at www.sec.gov.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we are not aware of any failure of any such person to comply with the requirements of Section 16(a) of the Exchange Act, except for the following which were not filed in a timely manner: one Form 3 for Brad Stevens prior to his resignation as a director and one Form 3 filed by SBI INVESTMENT KOREA CO., LTD. and its affiliated entities.

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our named executive officers who are identified in the 2022 Summary Compensation Table below. This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.

Overview

This section discusses the material components of the executive compensation program for our executive officers who are named in the “2022 Summary Compensation Table” (the “named executive officers”). As an emerging growth company, we comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. Our named executive officers for fiscal year 2022 were as follows:

•
Hoyoung Huh, M.D., Ph.D., Director and Founder, Chief Executive Officer of Peak Bio Co., Ltd.;1
•
Stephen LaMond, PharmD, Interim Chief Executive Officer and Chief Operating Officer;
•
Satyajit Mitra, Ph.D., Executive Director, Head of Oncology;
•
David Rosenberg, Former Co-Chief Executive Officer of Ignyte Acquisition Corp.;2 and
•
David Strupp, Jr., Former Co-Chief Executive Officer of Ignyte Acquisition Corp. 3

1

Dr. LaMond will serve as Interim Chief Executive Officer of Peak Bio while Dr. Huh is taking a leave of absence during the pendency of a personal legal proceeding. Dr. Huh is the Chief Executive Officer of our principal subsidiary in Korea, Peak Bio Co., Ltd.

2	Mr. Rosenberg was Co-Chief Executive Officer of Ignyte until closing of the Business Combination.

3	Mr. Strupp was Co-Chief Executive Officer of Ignyte until closing of the Business Combination.

2022 Compensation of Named Executive Officers

Summary Compensation Table

The following table sets forth certain summary information for the years indicated concerning total compensation earned by our named executive officers.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Hoyoung Huh,	2022	1,669,838	—	—	—	—	—	—	1,669,838
Chief Executive Officer Peak Bio Co., Ltd.	2021	216,113	—	—	—	—	—	10,029	226,142
Stephen LaMond,	2022	234,167	250,000	—	193,508	—	—	15,000	692,675
Interim Chief Executive Officer and Chief Operating Officer	2021	93,408	—	—	—	—	—	161,170	254,578
Satyajit Mitra,	2022	206,232	110,991	—	93,990	—	—	—	411,213
Executive Director, Head of Oncology	2021	179,956	15,925	—	—	—	—	—	195,881
David Rosenberg,	2022	—	—	—	—	—	—	—	—
Former Co-Chief Executive Officer of Ignyte (4)	2021	—	—	—	—	—	—	—	—
David Strupp, Jr.,	2022	—	—	—	—	—	—	—	—
Former Co-Chief Executive Officer of Ignyte (5)	2021	—	—	—	—	—	—	—	—

(1)	Salary for Dr. Huh includes $1,524,852 of salary earned for past service but not yet paid and the Company entered into an employment agreement, updated as of January 10, 2022, to repay this amount.

(2)	Bonus amounts for 2022 represent success fees for the consummation of Peak Bio’s Business Combination. These fees were earned in 2022, but have not yet been paid.

(3)

All other compensation amounts consist of car allowances for Dr. Huh for 2021, severance of $81,650 for Dr. LaMond for 2021, consultant compensation of $15,000 and $79,520 for Dr. LaMond for 2022 and 2021, respectively, and a car allowance for Mr. Kim for 2021.

(4)	Mr. Rosenberg was Co-Chief Executive Officer of Ignyte until closing of the Business Combination.

(5)	Mr. Strupp was Co-Chief Executive Officer of Ignyte until closing of the Business Combination.

2022 outstanding equity awards at fiscal year-end

The following table presents, for each of our named executive officers, information regarding outstanding stock options as of December 31, 2022.

	Option Awards1
Name	Number of Securities Underlying Unexercised Options (#) Exercisable2	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Hoyoung Huh, Chief Executive Officer of Peak Bio Co., Ltd.	—	—	—	—	—
Stephen LaMond, Interim Chief Executive Officer and Chief Operating Officer January 25, 2022	14,618	16,882	—	8.05	January 25, 2029
Satyajit Mitra, Executive Director, Head of Oncology June 11, 2019	9,000	—	—	6.10	June 11, 2026
January 25, 2022	7,100	8,200		8.05	January 25, 2029
David Rosenberg, Former Co-Chief Executive Officer of Ignyte	—	—	—	—	—
David Strupp, Jr., Former Co-Chief Executive Officer of Ignyte	—	—	—	—	—

(1)	There were no outstanding stock awards as of the end of fiscal year 2021

(2)	Stock options in Peak Bio Co., Ltd. were converted to stock options in Peak Bio, Inc. (f/k/a Ignyte Acquisition Corp.) at the Exchange Ratio set forth in the Business Combination Agreement

Equity compensation

We will, from time-to-time, grant equity awards to our named executive officers, which are generally subject to vesting based on each named executive officer’s continued service. Each of our named executive officers currently holds outstanding options to purchase shares of common stock that were granted under Peak Bio Co., Ltd.’s form of stock option agreements issued in accordance with Korean law. Information on our named executive officer’s equity awards is set forth in the table above titled “2022 Outstanding Equity Awards at Fiscal Year-End.”

Director Compensation

For fiscal years 2022 and 2021, we did not provide director compensation to our non-employee directors. However, all of our non-employee directors are reimbursed for their reasonable out-of-pocket expenses related to their services as a member of our board of directors. In connection with the Business Combination, we intend to approve and implement a non-employee director compensation policy.

Potential payments upon termination or change of control

Employment Agreements

Dr. Huh’s employment agreement, updated as of January 10, 2022, provides for Dr. Huh to serve as Peak Bio’s Chief Executive Officer (Dr. LaMond will serve as Interim Chief Executive Officer of Peak Bio while Dr. Huh is taking a leave of absence during the pendency of a personal legal proceeding). The employment agreement terms, which were subject to completion of the Business Combination, provide for Dr. Huh to receive an annual base salary and to participate in a cash bonus plan with a target of up to 65% of base salary based on annual performance standards to be established by the board of directors. In addition, the employment agreement provides for repayment to Dr. Huh of backpay for years of forwent salary in the amount of $1,524,852 and repayment of an outstanding loan in the amount of $1,500,000 made by Dr. Huh to Peak Bio Co, Ltd. Further, the employment agreement provides for the payment of success fees in connection with future business or corporate development transactions (licensing, product development and acquisitions).

If Dr. Huh’s employment is terminated due to his death or disability, the employment agreement provides that Peak Bio will pay to Dr. Huh or Dr. Huh’s estate or designated beneficiary his accrued and unpaid salary plus his accrued and unused vacation pay.

If Dr. Huh’s employment is terminated by him for “good reason” or if Peak Bio terminates his employment without “cause,” then Peak Bio will pay to Dr. Huh his accrued and unpaid salary, his accrued and unused vacation pay, and continuation of his base salary for twelve months. For purposes hereof, “good reason” means, the occurrence of any of the following events: (i) the failure of Peak Bio or applicable subsidiary to pay any wages, or provide any benefits due to Dr. Huh within five (5) days after written notice thereof from Dr. Huh; (ii) a material change in Dr. Huh’s responsibilities, duties, reporting relationships or authorities as an employee of Peak Bio as they existed prior to such change; or (iii) a move of Dr. Huh’s principal place of work to a location more than fifty (50) miles distant therefrom. Termination with “cause” shall be deemed to exist if Dr. Huh engages in the following: (i) theft, dishonesty, misconduct or falsification of Peak Bio’s or its successor’s records or property; (ii) unauthorized use or disclosure of Peak Bio’s or its successor’s confidential or proprietary information or trade secrets; (iii) substantial negligence or misconduct; (iv) failure to perform such assigned duties and responsibilities as shall be consistent with the duties and responsibilities of an employee of Peak Bio in a similar job position after receipt of a written notice of specific deficiencies and failure to cure any such deficiencies within fifteen (15) days after the receipt of such notice; (v) a material breach by Dr. Huh of any agreement between Dr. Huh and Peak Bio, and such breach has not been cured by you within fifteen days (15) after written notice of breach by Peak Bio; (vi) commission of a felony or other crime involving moral turpitude; or (vii) Dr. Huh’s failure to cooperate in good faith with a governmental investigation of Peak Bio or its directors, officers or employees, if Peak Bio has requested his cooperation.

Dr. LaMond’s employment agreement, updated as of March 1, 2022, provides for Dr. LaMond to serve as Peak Bio ’s Chief Operating Officer. The employment agreement terms, which were subject to completion of the Business Combination, provide for Dr. LaMond to receive an annual base salary and to participate in a cash bonus plan with a target of up to 55% of base salary based on annual performance standards to be established by the board of directors. In addition, the employment agreement provides for confirmation of Peak Bio’s previously agreed upon success fee payment to Dr. LaMond upon consummation of the Business Combination in the amount of $250,000. Further, the employment agreement provides for the payment of success fees in connection with future business or corporate development transactions (licensing, product development and acquisitions).

Dr. LaMond is also eligible to participate in Peak Bio’s Long-Term Incentive Plan with a target recommended grant of 1.25% or greater of the outstanding shares of Peak Bio’s stock, subject to approval of Peak Bio’s board of directors.

The employment agreement permits Dr. LaMond to serve on up to three (3) outside boards of directors at the discretion of Peak Bio’s board of directors and to provide limited consulting services to non-affiliated third parties provided they are not in direct conflict with Peak Bio’s business activities.

If Dr. LaMond’s employment is terminated by Peak Bio without “cause,” then Peak Bio will pay Dr. LaMond his accrued and unpaid salary and continuation of his base salary for twelve months.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us regarding the beneficial ownership of our Common Stock as of December 31, 2022, after giving effect to the Closing, by:

•
each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of any class of our Common Stock;
•
each of our current executive officers and directors; and
•
all of our current executive officers and directors, as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. A person is a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power”, which includes the power to dispose of or to direct the disposition of the security or has the right to acquire such powers within 60 days.

The beneficial ownership percentages set forth in the table below are based on 21,713,248 shares of Common Stock issued and outstanding as of December 31, 2022 and do not take into account the issuance of any shares of Common Stock upon the exercise of warrants or stock options.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned common stock.

Name of Beneficial Owners(1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
5% Stockholders:
SBI Investment KOREA Co., Ltd. (5)	3,621,489	18.3%

Executive Officers and Directors:
Hoyoung Huh(2)	6,800,349	34.4%
Stephen LaMond	—	—
Timothy Cunningham	—	—
Satyajit Mitra(3)	18,647	*
James Neal	—	—
David I. Rosenberg(4)	1,117,755	5.65%
Nevan Charles Elam	—	—
All directors and executive officers as a group (7 individuals)	7,936,751	36.55%

*	Indicates less than 1 percent

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Peak Bio, Inc., 4900 Hopyard Road, Pleasanton, CA 94588.

(2)

Includes 1,930,501 shares of Common Stock held in escrow in the name of Hoyoung Huh for release upon payment under the Key Company Stockholder Forward Purchase Agreement, 6,427,409 shares of Common Stock held by Hoyoung Huh and 372,940 shares of Common Stock held by Hannol Ventures LLC of which Mr. Huh is the sole member and who has voting and dispositive power over such shares.

(3)	Includes 18,647 shares underlying options to purchase Common Stock that are fully vested and currently exercisable.

(4)	Includes 389,630 shares of Common Stock and 728,125 Private Warrants previously held by the Sponsor, of which David Rosenberg is a managing member.

(5)

Includes 320,206 shares of Common Stock held by SBI Investment KOREA Co., Ltd. (“SBI”), 251,418 shares of Common Stock held by SBI Cross-border Advantage Fund, an affiliate of SBI, 599,202 shares of Common Stock held by SBI Healthcare Fund 1, an affiliate of SBI, 1,601,067 shares of Common Stock held by IBKC-SBI Bio Fund 1, an affiliate of SBI, 83,800 shares Common Stock held by SBI KIS 2016-1 Fund, an affiliate of SBI, 167,600 shares of Common Stock held 2014 KIF-SBI IT Investment Fund, an affiliate of SBI, 419,017 shares of Common Stock held by Global Gateway Fund 1, an affiliate of SBI and 179,179 shares of Common Stock held by 2019 SBI Job Creation Fund, an affiliate of SBI. The business address of SBI is 14th FL., NC Tower, 509, Teheran-ro, Gangnam-gu, Seoul, Korea.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See (i) Note 7 – Related Party Transactions and Shared Service Costs, Note 13 – Debt and Note 14 – Subsequent Events of the notes accompanying our audited financial statements for the fiscal year ended December 31, 2022 and (ii) “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Recent Developments” included elsewhere in this Annual Report on Form 10-K.

Procedures with Respect to Review and Approval of Related Person Transactions

Upon consummation of the Business Combination, our board of directors adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “Related Person Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:

•
any person who is, or at any time during the applicable period was, one of our executive officers or a member of our board of directors;
•
any person who is known by us to be the beneficial owner of more than five percent (5%) of our voting stock;

•
any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer or a beneficial owner of more than five percent (5%) of our voting stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than five percent (5%) of our voting stock; and
•
any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10 percent (10%) or greater beneficial ownership interest.

We also adopted policies and procedures designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to our audit committee charter, the audit committee will have the responsibility to review related person transactions.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, the Company’s independent registered public accounting firm and Mayer Hoffman McCann P.C., or MHM, Peak Bio Co., Ltd.'s former independent registered public accounting firm, for services rendered. Substantially all of MHM’s personnel, who work under the control of MHM shareholders, are employees of wholly-owned subsidiaries of CBIZ, Inc., which provides personnel and various services to MHM in an alternative practice structure.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our financial statements included in this Annual Report on Form 10-K, and review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by our independent registered public accounting firm, in connection with regulatory filings and public offerings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for each of the fiscal years ended December 31, 2022 and 2021 totaled $720,000. The aggregate fees billed by MHM for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the fiscal years ended December 31, 2022 and 2021, totaled $881,144 and $0, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum or MHM for consultations concerning financial accounting and reporting standards during the years ended December 31, 2022 and 2021.

Tax Fees. We did not pay Marcum or MHM for tax planning and tax advice for the years ended December 31, 2022 and 2021.

All Other Fees. We did not pay Marcum or MHM for other services for the years ended December 31, 2022 and 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Business Combination. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)
Exhibits:

Exhibit Number	Description
2.1

Business Combination Agreement, dated as of April 28, 2022, by and among Ignyte Acquisition Corp., Ignyte Korea Co., Ltd. and Peak Bio Co., Ltd. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2022).

3.1

Second Amended and Restated Certificate of Incorporation of Peak Bio, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2022).

3.2	Amended and Restated Bylaws of Peak Bio, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2022).
4.1	Form of Warrant Certificate of the Company (incorporated by reference to Exhibit 4.1 to of the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2022).
4.2

Form of Amended and Restated Warrant Agreement, dated as of October 31, 2022, by and between Ignyte Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).

4.3*	Description of Securities.
10.1	Form of New PIPE Subscription Agreement, dated October 31, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).
10.2

Payment Agreement, dated November 1, 2022, by and between Ignyte Acquisition Corp. and Ignyte Sponsor LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).

10.3

Payment Agreement, dated November 1, 2022, by and between Ignyte Acquisition Corp. and Ingalls & Snyder, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).

10.4

Registration Rights Agreement, dated as of November 1, 2022, by and among Peak Bio, Inc., Ignyte Sponsor LLC and the Holders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2022).

10.5	Lock-Up Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2022).
10.6	Key Company Stockholder Lock-Up Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2022).
10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2022).
10.8	Form of Peak Bio, Inc. 2022 Long-Term Incentive Plan (incorporated by reference to Annex J of Ignyte Acquisition Corp.’s Definitive Proxy Statement filed with the SEC on October 7, 2022).
10.9

Common Stock Purchase Agreement, dated as of November 3, 2022, by and between White Lion Capital, LLC and Peak Bio, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2022).

10.10

Registration Rights Agreement, dated as of November 3, 2022, by and between White Lion Capital, LLC and Peak Bio, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2022).

10.11

Form of PIPE Subscription Agreement, dated as of December 30, 2022, by and between Peak Bio, Inc. and the Investor party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2023).

10.12	Form of Amendment to Lock-Up Agreement, dated as of January 4, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2023).
10.13

Form of Key Company Stockholder Forward Purchase Agreement, dated as of April 28, 2022, by and between Ignyte and Hoyoung Huh (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2022).

10.14

Amendment to Key Company Stockholder Forward Purchase Agreement, dated as of December 29, 2022, by and between Peak Bio, Inc. and Hoyoung Huh (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2023).

10.15

Forward Share Purchase Agreement, dated as of October 25, 2022, by and among Ignyte Acquisition Corp. and Frost Gamma Investments Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2022).

10.16

Unsecured Promissory Note, dated as of March 3, 2023, delivered by Peak Bio, Inc. to Hannol Ventures LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2023).

10.17

Amendment to Common Stock Purchase Agreement, dated as of March 13, 2023, by and between Peak Bio, Inc. and White Lion Capital, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2023).

10.18

Key Company Stockholder Debt Conversion Agreement, dated as of April 5, 2023, by and between Peak Bio, Inc. and Hoyoung Huh (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2023).

10.19	Second Amendment to Lock-Up Agreement, dated as of April 4, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2023).
21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1 (File No. 333-268801).
24.1*	Power of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAK BIO, INC.

Date: June 29, 2023	By:	/s/ Stephen LaMond
Stephen LaMond
Interim Chief Executive Officer (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen LaMond and Timothy Cunningham and each or any one of them, their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen LaMond	Interim Chief Executive Officer and Director	June 29, 2023
Stephen LaMond	(principal executive officer)

/s/ Timothy Cunningham	Acting Chief Financial Officer	June 29, 2023
Timothy Cunningham	(principal financial and accounting officer)

/s/ Hoyoung Huh	Director	June 29, 2023
Hoyoung Huh

/s/ James Neal	Director	June 29, 2023
James Neal

/s/ David Rosenberg	Director	June 29, 2023
David Rosenberg

PEAK BIO

Consolidated Financial Statements

As of and for the Years Ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Peak Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Peak Bio, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive loss, equity (deficit) and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the December 31, 2021 financial statements and for the year ended December 31, 2021 to retrospectively apply the reclassification to shares and net loss per share prior to the reverse recapitalization, as described in Note 1, and the effects of the reverse recapitalization, as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the December 31, 2021 financial statements, or for the year ended December 31, 2021, of the Company other than with respect to the adjustments, and, accordingly, we do not express an opinion or any other form of assurance on the December 31, 2021 financial statements taken as a whole.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matter for Carve-out

As discussed in Note 2 to the consolidated financial statements, the Company’s business for the three months ended March 31, 2022 was a component of pH Pharma, Ltd. and was not a stand-alone entity. The consolidated financial statements of the Company reflect the assets, liabilities and expenses directly attributable to the Company for the three months ended March 31, 2022, as well as allocations deemed reasonable by management, to present the financial position, results of operations, and cash flows of the Company on a stand-alone basis and do not necessarily reflect the financial position, results of operations, and cash flows of the Company in the future or what they would have been had the Company been a separate stand-alone entity during the three months ended March 31, 2022.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2022 due to the adoption of the guidance in ASC Topic 842, Leases (“Topic 842”), as amended, effective January 1, 2022, using the modified retrospective approach.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2022.

New York, NY

June 29, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Peak Bio Co., Ltd.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the reverse recapitalization described in Note 1, the accompanying carve-out consolidated balance sheet of Peak Bio Co., Ltd. (“the Company”) as of December 31, 2021, and the related carve-out consolidated statement of operations and comprehensive loss, carve-out consolidated statement of equity (deficit), and carve-out consolidated statement of cash flows for the year then ended, and the related carve-out notes (collectively referred to as the “carve-out consolidated financial statements”). The 2021 carve-out consolidated financial statements before the effects of the adjustments discussed in Note 1 are not presented herein. In our opinion, the carve-out consolidated financial statements, before the effects of the adjustments to retrospectively apply the reverse recapitalization described in Note 1, present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the reverse recapitalization described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Marcum LLP.

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying carve-out consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the carve-out consolidated financial statements, the Company had recurring losses from operations, negative cash flow from operations and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1 to the carve-out consolidated financial statements. The carve-out consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Emphasis of Matter for Carve-out consolidated financial statements

As discussed in Note 2 to the carve-out consolidated financial statements, the Company’s business is a component of pH Pharma, Ltd. and is not a stand-alone entity. The carve-out consolidated financial statements of the Company reflect the assets, liabilities and expenses directly attributable to the Company, as well as allocations deemed reasonable by management, to present the financial position, results of operations, and cash flows of the Company on a stand-alone basis and do not necessarily reflect the financial position, results of operations, and cash flows of the Company in the future or what they would have been had the Company been a separate, stand-alone entity during the periods presented.

Basis for Opinion

These carve-out consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s carve-out consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America (GAAS). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the carve-out consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the carve-out consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the carve-out consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the carve-out consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the carve-out consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the carve-out consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the carve-out consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the carve-out consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We served as the Company’s auditor in 2022.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

June 17, 2022

PEAK BIO

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$654,892	$205,477
Derivative asset	13,000	—
Prepaid expenses and other current assets	2,562,901	253,669
Total current assets	3,230,793	459,146
Property and equipment, net	376,648	380,610
Restricted cash	239,699	237,000
Operating lease right-of-use asset	3,681,072	—
Noncurrent assets	1,500	1,500
Total assets	$7,529,712	$1,078,256
Liabilities and deficit
Current liabilities
Accounts payable	$3,618,026	$301,469
Accrued expenses	2,038,291	990,485
Operating lease liability, current	720,577	—
Insurance financing payable	921,576	—
Derivative liability	166,000	—
Convertible note payable, current	1,374,698	—
Related party loan	1,961,953	1,500,000
Total current liabilities	10,801,121	2,791,954
Operating lease liability, net of current portion	3,507,268	—
Warrant liability	525,000	—
Deferred tax liability	—	35,000
Other noncurrent liabilities	790,800	186,570
Total liabilities	15,624,189	3,013,524
Commitments and contingencies (Note 8)
Equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value of $0.0001 per share; 60,000,000 shares authorized; 21,713,248 shares issued and 19,782,747 shares outstanding as of December 31, 2022, 17,162,742 issued and outstanding as of December 31, 2021	1,978	1,716
Additional paid-in capital	17,219,593	6,428,837
Accumulated deficit	(25,345,566)	(8,454,264)
Accumulated other comprehensive income	29,518	88,443
Total deficit	(8,094,477)	(1,935,268)
Total liabilities and deficit	$7,529,712	$1,078,256

See accompanying notes to consolidated financial statements.

PEAK BIO

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2022	2021
Revenue
Grant revenue	$607,681	$528,309
Total revenue	607,681	528,309
Operating expenses
Research and development	3,924,253	7,124,077
General and administrative	8,531,276	2,469,762
Total operating expenses	12,455,529	9,593,839
Loss from operations	(11,847,848)	(9,065,530)
Other income (expense)
Interest income	2,114	160
Interest expense	(47,958)	(11,471)
Fair value adjustment to convertible notes payable	(1,186,800)	—
Fair value adjustment to warrant liability	(75,000)	—
Fair value adjustment to derivative liability	92,110	—
Other income	367,738	—
Gain (loss) on extinguishment of debt	(467,073)	866,332
Total other income (expense), net	(1,314,869)	855,021
Loss before income tax expense	(13,162,717)	(8,210,509)
Income tax benefit (expense)	74,000	(82,067)
Net loss	$(13,088,717)	$(8,292,576)
Other comprehensive loss:
Foreign currency translation	(58,925)	521,713
Total comprehensive loss	$(13,147,642)	$(7,770,863)
Basic and diluted weighted average shares outstanding	17,711,842	17,162,742
Basic and diluted net loss per share	$(0.74)	$(0.48)

See accompanying notes to consolidated financial statements.

PEAK BIO

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Net Parent Investment In Peak Bio	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, December 31, 2020, as previously reported	—	$—	$—	$(159,972)	$(433,270)	$—	$(593,242)
Retroactive application of recapitalization	17,162,742	1,716	—	159,972	—	(161,688)	—
Balance, December 31, 2020	17,162,742	1,716	—	—	(433,270)	(161,688)	(593,242)
Capital contribution from parent	—	—	6,428,837	—	—	—	6,428,837
Foreign currency translation	—	—	—	—	521,713	—	521,713
Net loss	—	—	—	—	—	(8,292,576)	(8,292,576)
Balance, December 31, 2021	17,162,742	1,716	6,428,837	$—	88,443	(8,454,264)	(1,935,268)
Capital contribution from parent	—	—	1,363,974	—	—	—	1,363,974
Issuance of common stock	132,302	13	1,152,150	—	—	—	1,152,163
Shares acquired in reverse recapitalization net of transaction fees	2,234,363	224	127,937	—	—	—	128,161
Issuance of shares to PIPE Subscribers	402,500	40	4,024,960	—	—	—	4,025,000
Issuance of Shares for Debt Settlement	176,579	18	3,419,694	—	—	—	3,419,712
Issuance of Shares for Financing Fee	50,200	5	249,995	—	—	—	250,000
Settlement of Forward Purchase Agreement	(375,939)	(38)	—	—	—	(3,802,585)	(3,802,623)
Share-based compensation	—	—	452,046	—	—	—	452,046
Foreign currency translation	—	—	—	—	(58,925)	—	(58,925)
Net loss	—	—	—	—	—	(13,088,717)	(13,088,717)
Balance, December 31, 2022	19,782,747	$1,978	$17,219,593	$—	$29,518	$(25,345,566)	$(8,094,477)

See accompanying notes to consolidated financial statements.

PEAK BIO

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(13,088,717)	$(8,292,576)
Adjustment to reconcile net loss to net cash used in operating activities
Share-based compensation	560,060	4,890
Depreciation	151,873	176,649
Loss (gain) on extinguishment of debt	467,073	(866,332)
Change in fair value of convertible note payable	1,186,800	—
Change in fair value of warrant liability	75,000	—
Change in fair value of derivative liability	(92,110)	—
Amortization of right-of-use lease asset	634,611	—
Issuance of shares for financing fee	250,000	—
Loss on disposal of fixed assets	—	20,061
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(698,741)	30,506
Other noncurrent assets	—	94,307
Accounts payable	816,037	(427,327)
Accrued expenses and other current liabilities	1,771,097	210,028
Operating lease liability	(87,838)	—
Other noncurrent liabilities and deferred tax liability	569,230	185,570
Net cash used in operating activities	(7,485,625)	(8,864,224)
Cash flows from investing activities
Purchase of property and equipment	(142,249)	(9,880)
Net cash used in investing activities	(142,249)	(9,880)
Cash flows from financing activities
Proceeds from issuance of common shares	5,177,163	—
Proceeds from completion of business combination	3,910,375	—
Settlement of forward purchase agreement	(3,802,623)	—
Proceeds from net shareholder contributions	1,250,298	6,392,626
Proceeds from long term convertible notes payable	1,250,000	492,375
Proceeds from related party loan	523,640	1,500,000
Repayment of related party loan	(173,640)	—
Net cash provided by financing activities	8,135,213	8,385,001
Net (decrease) increase in cash and cash equivalents	507,339	(489,103)
Effect of exchange rate changes on cash and cash equivalents	(55,225)	521,713
Cash and cash equivalents, beginning of year	442,477	409,867
Cash and cash equivalents, end of year	$894,591	$442,477
Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	654,892	205,477
Restricted cash	239,699	237,000
Total cash, cash equivalents and restricted cash	894,591	442,477
Supplemental disclosures of non-cash financing activities:
Cash paid for interest	$—	$—
Cash paid for taxes	$8,844	$8,566
Non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$33,060	$—
Warrant liability assumed in Business Combination	$450,000	$—
Related party loan assumed in Business Combination	$211,953	$—
Convertible notes payable and derivative liability assumed in Business Combination	$1,512,500	$—
Related party loan entered into for settlement of accrued expenses	$400,000	$—
Shares issued for settlement of related party loan and accrued interest	$502,740	$—
Shares issued for settlement of convertible notes payable and accrued interest	$1,263,099	$—
Financing received for annual insurance policy	$921,576	$—
Operating lease liabilities arising from obtaining right-of-use assets	$4,189,492	$—

See accompanying notes to consolidated financial statements.

PEAK BIO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Description of the Business

The accompanying consolidated financial statements and notes have been prepared to include certain assets and liabilities of pH Pharma Co., Ltd (now Peak Bio Co., Ltd. or “Peak Bio”) (sometimes referred to as “pH Pharma Ltd” prior to the Spin-Off described below), on the basis described within Note 2, Summary of Significant Accounting Policies, with certain wholly-owned subsidiaries of Peak Bio, that were included following the Spin-Off as follows: Ph Pharma, Inc, as well as certain assets and liabilities allocated to Peak Bio, including the PHP- 303 and PH-1 ADC Platform programs.

The Spin-Off was completed on March 1, 2022, prior to the execution of the Business Combination Agreement with Ignyte Acquisition Corp. (“Ignyte”), with Peak Bio retaining the PHP-303 and PH-1 ADC Platform programs. Historically and throughout the periods presented, the PHP-303 and PH-1 ADC Platform programs have been owned by pH Pharma Co., Ltd and its subsidiaries (prior to the change of its name to Peak Bio Co., Ltd.).

Peak Bio is a clinical-stage biotechnology company focused on discovering, developing and delivering innovative therapies for multiple therapeutic areas. The Company has established a portfolio of potential therapies for the aging population. The Company’s pipeline includes the PHP-303 program for genetic disease, liver disease and inflammation, specifically for Alpha-1 antitrypsin deficiency (AATD) and acute respiratory distress syndrome (ARDS) including COVID-19. The Company’s pipeline also includes PH-1 ADC Platform for oncology.

Ignyte Acquisition Corp (Ignyte)

On November 1, 2022 (the “Closing Date”), the Company completed the transactions contemplated by the certain business combination agreement, dated as of April 28, 2022 (the “Business Combination Agreement”), by and among Ignyte, Ignyte Korea Co., Ltd., a corporation organized under the laws of the Republic of Korea (“Korean Sub”), and Peak Bio Co., Ltd. At the closing of the transactions, (i) the stockholders of Peak Bio transferred their respective shares of Peak Bio Common Stock to Korean Sub in exchange for shares of Ignyte Common Stock held by Korean Sub, and (ii) in the course of such share swap, Korean Sub distributed the shares of Peak Bio Common Stock to Ignyte in consideration of Ignyte Common Stock (which was in-turn delivered to the stockholders of Peak Bio as described in (i) above ((i) and (ii), collectively, the “Share Swap”). Upon consummation of the Share Swap, Peak Bio became a direct wholly-owned subsidiary of Ignyte. The transactions contemplated by the Business Combination Agreement are referred to herein as the “Business Combination.”

Pursuant to the Business Combination, the aggregate consideration payable to stockholders of Peak Bio at the closing date consisted of 17,295,044 shares of new Peak Bio common stock, par value $0.0001 per share. Each option of Peak Bio that was outstanding and unexercised immediately prior to the Business Combination (whether vested or unvested) was assumed by Ignyte and converted into an option to acquire an adjusted number of shares of common stock at an adjusted exercise price per share, in each case, pursuant to the terms of the Business Combination.

Pursuant to the treatment of the Business Combination as a reverse recapitalization, Peak Bio assumed the liability position as it existed as of the closing date of the Business Combination. The net assets of the acquired entity were adjusted to include a derivative liability for the embedded put option (see Note 6). In connection with the Business Combination, an amount of $4,551,750 was transferred into escrow, pending final settlement of the forward share purchase agreement in December 2022. In December 2022, the Company purchased 375,939 shares of its Common Stock at a price of $10.115 per share following the exercise of the investor’s right to sell up to 450,000 shares of Common Stock under the forward purchase agreement. Those 375,939 shares of common stock have been retired. As a result of that exercise, funds in the amount of $4,551,750 being held in escrow in connection with the forward purchase agreement were distributed as follows: $749,127 to the Company and $3,802,623 to the investor.

The shares and net loss per share prior to the reverse recapitalization have been retroactively restated to reflect the exchange ratio of 2.0719. The consolidated financial statements reflect the historical operations of Peak Bio.

The following table details the number of shares of common stock issued immediately following the consummation of the Business Combination:

Shares
Common stock redeemable and outstanding prior to business combination	5,750,000
Less: redemption of Ignyte shares	(5,159,287)
Common stock of Ignyte	590,713
Ignyte founder shares	1,537,500
Shares issued for services and debt settlement	106,150
Total Ignyte shares	2,234,363
Peak Bio shareholders	17,295,044
Total shares of common stock immediately after business combination	19,529,407

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows for the year ended December 31, 2022:

Recapitalization
Cash - Ignyte trust and cash, net of redemptions and PIPE proceeds	$13,766
Plus: restricted cash - Forward Share Purchase Agreement	4,551,750
Less: cash transaction costs allocated to the Company's equity	(655,141)
Total	$3,910,375

The following table reconciles the elements of the Business Combination to the consolidated statement of changes in stockholders' equity (deficit) for the year ended December 31, 2022:

Recapitalization
Cash - Ignyte trust and cash, net of redemptions and PIPE proceeds	$13,766
Plus: restricted cash - Forward Share Purchase Agreement	4,551,750
Less: fair value of private warrants	(450,000)
Less: derivative liability on Forward Share Purchase Agreement	(80,110)
Less: transaction costs allocated to the Company's equity	(3,907,245)
Total	$128,161

The following table details the allocated assets acquired and liabilities assumed as follows:

Assets Acquired
Cash - Ignyte trust and cash, net of redemptions	$3,538,766
Plus: restricted cash - Forward Share Purchase Agreement	4,551,750
Other assets	692,487
Assets acquired	8,783,003
Liabilities Assumed
Fair value of private warrants	450,000
Derivative liability on Forward Share Purchase Agreement	80,110
Other liabilities and accrued expenses	3,944,592
Liabilities assumed	4,474,702
Net assets acquired	$4,308,301

On the Closing Date, a purchaser (the “Original Subscriber”) purchased from the Company an aggregate of 50,000 shares of Ignyte Common Stock (the “Original PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $500,000, pursuant to a subscription agreement entered into effective as of April 28, 2020 (the “Original Subscription Agreement”).

On the Closing Date, a number of additional purchasers (each, a “New Subscriber”) purchased from the Company an aggregate of (i) 302,500 shares of Ignyte Common Stock (the “New PIPE Shares”) and (ii) 281,325 warrants (the “PIPE Financing Warrants”) to purchase shares of Ignyte Common Stock, at an exercise price of $0.01 per share, for a purchase price of $10.00 per share and an aggregate purchase price of $3,025,000, pursuant to separate subscription agreements entered into effective as of October 31, 2022 (each a “New Subscription Agreement”). The PIPE Financing Warrants are on terms substantially the same as the outstanding warrants that were included in the units issued in Ignyte’s initial public offering, except that the new warrants are not redeemable, and the warrants shall be exercisable for one year.

On the Closing Date, a number of Peak Bio’s lenders (each, a “Bridge Loan PIPE Subscriber” and together with the Original Subscriber and the New Subscribers, the “Subscribers”) purchased from the Company an aggregate of (i) 176,579 shares of Ignyte

Common Stock (the “Bridge Loan PIPE Shares” and together with the Original PIPE Shares and the New PIPE Shares, the “PIPE Shares”) and (ii) 164,218 warrants (the “Bridge Loan PIPE Financing Warrants” and together with the PIPE Financing Warrants, the “PIPE Warrants”) to purchase shares of Ignyte Common Stock, at an exercise price of $0.01 per share, in consideration for their agreement to cancel an aggregate principal amount of $1,750,000 and the interest accrued thereon in promissory notes evidencing the loans such lenders had extended to Peak Bio between July and September 2022, pursuant to separate subscription agreements entered into effective as of October 31, 2022 (each a “Bridge Loan PIPE Subscription Agreement” and together with the Original Subscription Agreement and the New Subscription Agreements, the “Subscription Agreements”). The Bridge Loan PIPE Financing Warrants are on terms substantially the same as the outstanding warrants that were included in the units issued in Ignyte’s initial public offering, except that the new warrants are not redeemable, and the warrants shall be exercisable for one year.

Pursuant to the Subscription Agreements, the Company gave certain registration rights to the Subscribers with respect to the PIPE Shares and the PIPE Financing Warrants. The sale of the PIPE Shares and PIPE Financing Warrants was consummated concurrently with the Closing.

Upon the Closing, Ignyte as the registrant changed its name to “Peak Bio, Inc.”

Risks and Uncertainties

The Company relies, and expects to continue to rely, on a small number of vendors to provide services, supplies and materials related to its research and development programs. These research and development programs could be adversely affected by a significant interruption in these services or the availability of materials.

Going Concern

Since inception, the Company has incurred significant net losses. The Company incurred net losses of $13.1 million and $8.3 million for the years ended December 31, 2022 and 2021, respectively. The Company has not been capitalized with sufficient funding to conduct its operations. Since the Company had no available cash or credit facilities, the Company was dependent upon pH Pharma Ltd and its affiliates to provide services and funding to support the operations of the Company through the closing of the Business Combination. The Company expects to incur significant expenses and operating losses for the foreseeable future as it continues its efforts to identify product candidates and seek regulatory approvals within its portfolio.

The Company will need additional financing to fund its ongoing activities. The Company may raise this additional funding through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions and funding under government contracts. The Company may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, the Company could be forced to delay, reduce or eliminate certain of the Company’s research and development programs. There can be no assurances that other sources of financing would be available. Due to these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or classification of liabilities that might result from the outcome of the uncertainties discussed above.

The Company’s future operations are highly dependent on a combination of factors, including (i) the timely and successful completion of additional financing as discussed above; (ii) the success of its research and development programs; (iii) the development of competitive therapies by other biotechnology and pharmaceutical companies; (iv) the Company’s ability to manage growth of the organization; (v) the Company’s ability to protect its proprietary technology; and ultimately (vi) regulatory approval and market acceptance of the Company’s product candidates.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are comprised of the Company’s activities distributed across multiple legal entities.

Basis of Presentation Prior to April 1, 2022

These consolidated financial statements were extracted from the accounting records of pH Pharma Ltd. on a carve-out basis prior to April 1, 2022. The historical results of operations, financial position, and cash flows may not be indicative of what such results of operations, financial position, and cash flows would have been had the Company been a separate standalone entity, nor are they indicative of what the results of operations, financial position and cash flows may be in the future.

The accompanying carve-out consolidated financial statements reflect assets, liabilities, revenue, and expenses that are directly attributable to the Company, including the assets, liabilities, revenue and expenses of the PHP-303 and PH-1 ADC Platform programs. The assets and liabilities excluded from the accompanying carve-out consolidated financial statements consist of:

•
Cash provided by pH Pharma Ltd to fund operations. pH Pharma Ltd uses a centralized approach to cash management and financing of its operations. Accordingly, only the cash, cash equivalents and restricted cash residing in pH Pharma, Inc., a 100% owned U.S. subsidiary of pH Pharma Ltd, has been reflected in these carve-out consolidated financial statements.
•
Other assets and liabilities at pH Pharma Ltd which are not directly related to, or are not specifically owned by, or are not commitments, of the Company, including fixed assets and leases shared by the Company with other businesses of pH Pharma Ltd.
•
Most of the pH Pharma Ltd’ third-party debt and the related interest expense have not been allocated to these carve-out consolidated financial statements as the Company was not the legal obligor of the third-party debt and pH Pharma Ltd’ borrowings were not directly attributable to the Company. The carve-out consolidated financial statements include the Paycheck Protection Program (“PPP”) loans and 50% of a related party loan (see Note 13, Debt), for additional information. To fund short-term cash flow shortages, ph Pharma Ltd advanced funds to the Company during the years ended December 31, 2021 and 2020. These advances were short-term in nature and, as the amounts due were typically paid within 30 days, no interest was charged. Average amounts to pH Pharma Ltd for the years ended December 31, 2021 and 2020 were $5.6 million and $7.7 million, respectively. These advances are not expected to be paid back by the Company and have been excluded from the historical financial statements.

The majority of the Company’s operating expenses related to research and development (“R&D”). R&D expenses directly related to the Company were entirely attributed to the Company in the accompanying carve-out consolidated financial statements. R&D salaries, wages and benefits were allocated to the Company using methodologies based on the proportionate share of R&D expenses for the PHP-303 and PH-1 ADC Platform programs compared to the R&D expenses for pH Pharma Ltd as a whole. The Company also received services and support from other functions of pH Pharma Ltd. The Company’s operations are dependent upon the ability of these other functions to provide these services and support. The costs associated with these services and support were allocated to the Company using methodologies based on the proportionate share of R&D expenses for the PHP-303 and PH-1 ADC Platform programs compared to the total R&D expenses and certain administrative expenses for pH Pharma Ltd as a whole. These allocated costs were primarily related to corporate administrative expenses, non-R&D employee related costs, including salaries and other benefits, for corporate and shared employees, and other expenses for shared assets for the following functional groups: information technology, legal, accounting and finance, human resources, facilities, and other corporate and infrastructural services. These allocated costs were primarily recorded as R&D expenses and general and administrative (“G&A”) expenses in the statements of operations and comprehensive loss.

The Company believes the assumptions and allocations underlying the carve-out financial statements were reasonable and appropriate under the circumstances.

Basis of Presentation After April 1, 2022

The Spin-Off resulted in Peak Bio retaining the PHP-303 and PH-1 ADC Platform programs. Historically and throughout the periods presented, the PHP-303 and PH-1 ADC Platform programs have been owned by pH Pharma Co., Ltd and its subsidiaries (prior to the change of its name to Peak Bio Co., Ltd.). The PHP-303 and PH-1 ADC Platform programs have historically operated as a part of pH Pharma Co., Ltd and not as a separate stand-alone entity or group. The Spin-Off resulted in Peak Bio retaining approximately 90% of the equity outstanding in pH Pharma Co., Ltd., consisting of 8,283,613 shares of common stock and 693,000 stock options, before giving effect to the exchange ratio of 2.0719.

As of April 1, 2022, as a result of the Spin-Off, the Company concluded that all the assets and liabilities of the newly created Peak Bio legal entity were contributed by the parent company pH Pharma Ltd. No other assets or liabilities were considered to be attributable to Peak Bio or that would be transferred to Peak Bio upon the completion of the Business Combination, eliminating the necessity to allocate a portion of pH Pharma Ltd.’s assets and liabilities to Peak Bio on a carve-out basis. Therefore, there was no longer a need to allocate assets and liabilities, as well as expenses, from the parent company for the consolidated financial statements.

The accompanying financial statements have been prepared in conformity with U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP, as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB. The Company’s consolidated financial statements for the year ended December 31, 2022 include the accounts of Peak Bio Co., Ltd. and its subsidiary, Peak Bio CA., Inc. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation After Consummation of Business Combination Agreement

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, Ignyte is treated as the “acquired” company and Peak Bio is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Peak Bio issuing stock for the net assets of Ignyte, accompanied by a recapitalization. The net assets of Ignyte are stated at historical cost, with no goodwill or other intangible assets recorded. Peak Bio was determined to be the accounting acquirer based on the following predominant factors:

•
Peak Bio’s shareholders have the largest portion of voting rights in the Company;
•
the Board and Management are primarily composed of individuals associated with Peak Bio;
•
the operations of Peak Bio comprise the ongoing operations of the Company.

The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Peak Bio. At the closing date, and subject to the terms and conditions of the Business Combination Agreement, each share of Peak Bio's common stock, par value $0.0001 per share, was converted into Common Stock equal to 2.0719 (the "Exchange Ratio"). The shares and corresponding capital amounts and losses per share, prior to the Business Combination, have been retroactively restated based on shares reflecting the Exchange Ratio established in the Business Combination.

Segment Information

The Company currently operates in one business segment focused on the discovery and development of innovative therapies for multiple therapeutic areas. The Company is not organized by market and is managed and operated as one business. The Company does not operate any separate lines of business or separate business entities with respect to its programs. Accordingly, the Company does not accumulate discrete financial information with respect to separate service lines, and thus there is one reporting unit.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions, are used for, but not limited to, include stock-based compensation, derivative instruments, hybrid instruments, warrants, the valuation of pH Pharma Ltd common stock and the allocation of certain pH Pharma Ltd expenses in the consolidated financial statements.

Additionally, the Company assessed the impact the COVID-19 pandemic has had on its operations and financial results as of December 31, 2021. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses. Based on this assessment, the Company’s operations have not been significantly impacted, with the exception of research and development expense decreasing during the year ended December 31, 2021 in part due to delays in the Company’s ongoing and planned research activities due to COVID-19. Research and development expense during the year ended December 31, 2021 also decreased in part as the Company reduced its average headcount from 33 to 21 employees primarily as a result of scaling back its clinical activities as a result of COVID-19. The Company’s results of operations in future periods may be negatively impacted by unknown future impacts from COVID-19.

Fair Value Measurements

The Company records certain liability balances under the fair value measurements as defined by the Financial Accounting Standards Board (“FASB”) guidance. Current FASB fair value guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, current FASB guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions that market participants assumptions would use in pricing assets or liabilities (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at measurement date.

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Cash and cash equivalents

Cash equivalents include short-term, highly liquid instruments, consisting of money market accounts in the U.S.

Restricted Cash

The Company has a lease agreement for the premises it occupies in Palo Alto, California. A secured letter of credit in lieu of a lease deposit totaling $177,000 is secured by restricted cash in the same amount at December 31, 2022 and 2021. The secured letter of credit will remain in place for the life of the related lease, expiring in March 2027 (see Note 8, Commitments and Contingencies). The Company also has established a restricted bank account to secure its credit cards in the amount of $60,000 at December 31, 2022 and 2021.

Currency and currency translation

The consolidated financial statements are presented in U.S. dollars, the Company’s reporting currency. The functional currency of Peak Bio CA, Inc. is the U.S. dollar. The functional currency of Peak Bio Co., Ltd is the Korean Won. Adjustments that arise from exchange rate changes on transactions of each group entity denominated in a currency other than the functional currency are included in other income and expense in the consolidated statements of operations. Assets and liabilities of Peak Bio Co., Ltd are recorded in their Korean Won functional currency and translated into the U.S. dollar reporting currency of the Company at the exchange rate on the balance sheet date. Revenue, when recorded, and expenses of Peak Bio Co., Ltd are recorded in their Korean Won functional currency and translated into the U.S. dollar reporting currency of the Company at the average exchange rate prevailing during the reporting period. Resulting translation adjustments are recorded to other comprehensive income (loss).

Concentration of credit risk

The Company maintains its cash and cash equivalent balances in the form of business checking accounts and money market accounts in the U.S., the balances of which, at times, may exceed federally insured limits. The Federal Deposit Insurance Corporation (“FDIC”) insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. Exposure to credit risk is reduced by placing such deposits in high credit quality federally insured financial institutions. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the years ended December 31, 2022 and 2021.

The Company received all of its total revenue through a grant from a government organization during the years ended December 31, 2022 and 2021.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated over the estimated useful lives of the respective assets, which range from two to five years, or the lesser of the related initial term of the lease or useful life for leasehold improvements.

The initial cost of property and equipment consists of its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Expenditures incurred after the assets have been put into operation, such as repairs and maintenance, are charged to expense in the period in which the costs are incurred. Major replacements, improvements, and additions are capitalized in accordance with Company policy.

Impairment of Long-lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. The Company did not recognize any impairment losses for the years ended December 31, 2022 and 2021.

Derivative Instruments

ASC 815, Derivatives and Hedging Activities (“ASC 815”) requires companies to bifurcate certain conversion options and redemption features from their host instruments and account for them as free-standing derivative financial instruments should certain criteria be met. The Company does not use derivative instruments to hedge exposures to interest rate, market, or foreign currency risks. The Company evaluates all of its financial instruments, including notes payable and other derivative liabilities, to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the consolidated statement of operations each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s consolidated balance sheet.

Hybrid Instruments

The Company also follows ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) when evaluating the accounting for its hybrid instruments. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception; (b) variations in something other than the fair value of the issuer’s equity shares; or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives and are carried as a liability at fair value at each balance sheet date.

Warrants

The Company accounts for the Public Warrants and Private Warrants (as defined in Note 11) collectively (“Warrants”), as either equity or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own common stocks and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.

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

Revenue recognition

The Company’s revenue is primarily generated through grants from government organizations.

The Company recognizes revenue from these contracts during the period that the research and development services occur, as qualifying expenses are incurred or conditions of the grant are met. The Company concluded that payments received under these grants represent conditional, nonreciprocal contributions, as described in ASC 958, Not-for-Profit Entities, and that the grants are not within the scope of ASC 606, Revenue from Contracts with Customers, as the organizations providing the grants do not meet the definition of a customer. Qualifying expenses are recognized when incurred as research and development expenses. Revenues and related expenses are presented gross in the statements of operations as the Company determined it is the principal in conducting the research and development services and the primary obligor relative to the research and development services it performed as lead technical expert. Expenses for grants are tracked by using a project code specific to the grant, and the employees also track hours worked by using the project code.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist primarily of costs related to personnel, including salaries and other personnel related expenses, contract manufacturing and supply, consulting fees, and the cost of facilities and support services used in drug development. Assets acquired that are used for research and development and have no future alternative use are expensed as in-process research and development.

General and Administrative Costs

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, business development, legal, human resources and support functions. Other general and administrative expenses include professional fees for auditing, tax, consulting and patent-related services, rent and utilities and insurance.

Share-based Compensation

The Company accounts for stock options granted in accordance with ASC 718, Compensation-Stock Compensation, or ASC 718. In accordance with ASC 718, compensation expense is measured at the estimated fair value of the stock options at grant date and is included as compensation expense over the vesting period during which an employee provides service in exchange for the award.

Stock-based compensation expense represents the cost of the grant date fair value of employee stock awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. The Company estimates the fair value of each stock-based award on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions, such as the value of the underlying common stock, the risk-free interest rate, expected volatility, expected dividend yield, and expected life of the options. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

Equity-based compensation expense is classified in the statement of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified.

Prior to the Business Combination, there had been no public market of the Company’s common stock. Therefore, the grant date fair value of the Company's common stock was determined by the Company's board of directors with the assistance of management and a third-party valuation specialist (see "Common stock valuations"). Subsequent to the Business Combination, the Company now determines the fair value of common stock based on the closing market price on the date of grant.

Determination of the Fair Value of Convertible Notes

The Company has elected the fair value option in accordance with ASC 825, Financial Instruments, for the accounting for the convertible promissory notes issued in 2022. Fair value adjustments to the convertible notes are included in other income (expenses) in the consolidated statements of operations and comprehensive loss.

•
The fair value of the initial closing of our convertible promissory notes in 2022 was determined to be equal to the proceeds of $1.25 million on issuance.

•
The fair value of the convertible promissory notes as of October 31, 2022, just prior to closing the Business Combination Agreement, was determined based on the transaction price of $10.00 per share.

Net Loss Per Share

As a result of the Spin-Off, Peak Bio had 8,283,613 shares of common stock outstanding as of March 1, 2022, before giving effect to the exchange ratio of 2.0719. As such these shares are being utilized for the calculation of basic net loss per share for the periods prior to the Spin-Off.

The Company has reported losses since inception and has computed basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company computes diluted net loss per common share after giving consideration to all potentially dilutive common shares, including options to purchase common stock, outstanding during the period determined using the treasury-stock and if-converted methods, except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential common shares have been anti-dilutive and basic and diluted loss per share have been the same.

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	December 31,
	2022	2021
Stock options to purchase common stock	1,750,967	657,000

Income Taxes

Deferred income taxes reflect future tax effects of temporary differences between the tax and financial reporting basis of the Company’s assets and liabilities measured using enacted tax laws and statutory tax rates applicable to the periods when the temporary differences will affect taxable income. When necessary, deferred tax assets are reduced by a valuation allowance, to reflect realizable value, and all deferred tax balances are reported as long-term on the balance sheet. Accruals are maintained for uncertain tax positions, as necessary.

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Corporation has elected to treat interest and penalties related to income taxes, to the extent they arise, as a component of income taxes.

ASC 740 prescribes the accounting for uncertainty in income taxes recognized in the financial statements. The Company regularly assesses the outcome of potential examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit which is more likely than not to be realized upon ultimate settlement. As of December 31, 2022 and 2021, the Company had no uncertain tax positions.

Common stock valuations

Prior to the Business Combination, the Company is required to periodically estimate the fair value of pH Pharma Ltd.’s common stock with the assistance of an independent third-party valuation firm when issuing stock options and computing the estimated stock-based compensation expense. The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of significant levels of management judgment.

In order to determine the fair value of pH Pharma Ltd.’s common stock, the Company considered, among other items, previous transactions involving the sale of pH Pharma Ltd.’s securities, the pH Pharma Ltd.’s business, financial condition and results of operations, economic and industry trends, the market performance of comparable publicly traded companies, and the lack of marketability of pH Pharma Ltd.’s common stock. Valuations are updated when facts and circumstances indicate that the most recent valuation is no longer valid, such as changes in the stage of development efforts, various exit strategies and their timing, and other scientific developments that could be related to the Company’s valuation, or, at a minimum, annually. Third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Recently Adopted Accounting Standards

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (“ASC 842”) to enhance the transparency and comparability of financial reporting related to leasing arrangements. Under this new lease standard, most leases are required to be recognized on the balance sheet as right-of-use assets and lease liabilities. Disclosure requirements have been enhanced with the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. Prior to January 1, 2019, U.S. GAAP did not require lessees to recognize assets and liabilities related to operating leases on the balance sheet. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and corresponding lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement as well as the reduction of the right of use asset.

The Company has adopted the standard effective January 1, 2022 and has chosen to use the effective date as our date of initial application. Prior to January 1, 2022, the Company accounted for leases under ASC 840, "Accounting for Leases". Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2022. The new standard provides a number of optional practical expedients in transition. The Company has elected to apply the ‘package of practical expedients’ which allow us to not reassess (i) whether existing or expired arrangements contain a lease, (ii) the lease classification of existing or expired leases, or (iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company has also elected to apply (i) the practical expedient which allows us to not separate lease and non-lease components, for new leases entered into after adoption and (ii) the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new standard. For the impact to the Company’s consolidated financial statement upon adoption of the new leasing standard, see Note 8 to our consolidated financial statements.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on specific facts and circumstances, the existence of an identified asset(s), if any, and the Company’s control over the use of the identified asset(s), if applicable. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of future lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company will utilize the incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. As of the ASC 842 effective date, the Company’s incremental borrowing rate is approximately 10.0% based on the remaining lease term of the applicable leases.

The Company has elected to combine lease and non-lease components as a single component. Operating leases are recognized on the balance sheet as ROU lease assets, lease liabilities current and lease liabilities non-current. Fixed rents are included in the calculation of the lease balances while variable costs paid for certain operating and pass-through costs are excluded. Lease expense is recognized over the expected term on a straight-line basis.

Income Taxes

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes" ("ASU 2019-12"). ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The adoption of ASU No. 2019-12 on January 1, 2022 did not have a material impact on the consolidated financial statements.

Grant Revenue

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), which requires business entities to disclose information about transactions with a government entity that are accounted for by applying a grant or contribution model by analogy. For transactions within scope, the new standard requires the disclosure of information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The new guidance is effective for annual reporting periods beginning after December 15, 2021. The Company adopted ASU 2021-10 in the first quarter of 2022. The adoption of this update did not have a material impact on the Company’s financial statements and footnote disclosures.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2016-13. The guidance is effective for fiscal years beginning after December 15, 2022. The Company is currently assessing the potential impact of adopting ASU 2016- 02 on its financial statements and financial statement disclosures.

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies the accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for such exception and simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the potential impact of adopting ASU 2020-06 on its financial statements and financial statement disclosures.

3.
Property and Equipment

Property and equipment consist of the following:

	December 31,
	2022	2021
Lab equipment	$682,209	$682,209
Leasehold improvements	41,578	8,519
Computer and office equipment	120,774	11,584
Computer software	3,725	3,725
Gross property and equipment	$848,286	$706,037
Less: accumulated depreciation	(471,638)	(325,427)
Net property and equipment	$376,648	$380,610

Depreciation expense, including an allocation of depreciation expense from pH Pharma Ltd, was $151,873 and $176,649 for the years ended December 31, 2022 and 2021, respectively.

4.
Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2022	2021
Contract research and development costs	$—	$486,795
Professional Fees	608,846	—
Employee compensation costs	1,364,142	157,248
Income tax	—	107,474
Other liabilities	65,303	238,968
Total accrued expenses and other current liabilities	$2,038,291	$990,485

Included in contract research and development costs as of December 31, 2021 was the liability related to the upfront payment received from VennDC, LLC (“Venn”). See Note 9, Collaborative and Licensing Agreements, for additional information. During the year ended December 31, 2022, the Company recorded a liability of $1,885,843 for unpaid compensation due to current and former directors and officers, of which $1,095,043 is included in accrued expenses and $790,800 is included in other noncurrent liabilities.

5.
Share-Based Compensation

The pH Pharma Ltd Stock Option Plan (the “Plan”) provides for the granting of stock options to purchase common stock in pH Pharma Ltd to employees, directors, advisors, and consultants at a price to be determined by pH Pharma Ltd’ Board of Directors. The Plan is intended to encourage ownership of stock by employees and consultants of the Company and to provide additional incentives for them to promote the success of pH Pharma Ltd’ business. Under the provisions of the Plan, stock options will generally have a term of 7 years. The Board of Directors of pH Pharma Ltd, or its committee, is responsible for determining the individuals to be granted stock options, the number of stock options each individual will receive, the stock option price per share, and the exercise period of each stock option. Stock options granted pursuant to the Plan generally vest on the second-year anniversary date of grant and may be exercised in whole or in part for 100% of the shares vested at any time after the date of grant.

The Spin-Off was completed on March 1, 2022, prior to the execution of the Business Combination Agreement with Ignyte Acquisition Corp (“Ignyte”), with holders of stock options in the Plan retaining 693,000 stock options in the Company and 77,000 in the spun-out company pH Pharma Co., Ltd. Since this allocation of stock options was administrative in nature, it did not result in any incremental stock-based compensation expense under modification accounting.

The Black-Scholes option pricing model is used when estimating the grant date fair value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was based on the historical volatility of a publicly traded set of peer companies of pH Pharma Ltd. The expected life was equal to the contractual life of the stock option. The risk-free interest rate is based on U.S. Treasury, zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures related to equity-based compensation awards are recognized as they occur, and the Company reverses any previously recognized compensation cost associated with forfeited awards in the period the forfeiture occurs.

The following table summarizes the stock option activity:

	Number of Options	Weighted-average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2021	657,000	$5.04	4.1	$—
Granted	135,000	$8.05
Allocation of stock options in spin-off	(77,000)	$5.40
Cancelled/Forfeited	(31,700)	$8.05
Allocation of stock options in business combination	1,067,667	$5.36
Outstanding at December 31, 2022	1,750,967	$5.36	2.9	$486,097
Exercisable at December 31, 2022	1,504,821	$4.93	2.3	$486,097

The fair value of the stock options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2022	2021
Expected volatility	75.1%	76.6%
Risk-free interest rate	1.81%	1.15%
Expected term (in years)	7.0	7.0
Expected dividend yield	0%	0%

For the years ended December 31, 2022 and 2021, the share-based compensation expense allocated to the Company was $0.6 million and $4,890, respectively. As of December 31, 2022, there was $0.6 million of unrecognized compensation cost related to unvested stock-based compensation arrangements that is expected to be recognized over a weighted average period of 1.01 years.

The following table summarizes information related to share-based compensation expense recognized in the statements of operations and comprehensive loss related to the equity awards:

	Year Ended December 31,
	2022	2021
Research and development	$380,631	$—
General and administrative	179,429	4,890
Total equity-based compensation	$560,060	$4,890

6.
Fair Value of Financial Instruments

In accordance with ASC 820, Fair Value Measurements and Disclosures, fair value is defined as the exit price, or the amount that would be received for the sale of an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs include those that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability.

The Company’s financial assets and liabilities are measured at fair value and classified within the fair value hierarchy which is defined as follows:

•
Level 1 — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•
Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.
•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company believes the carrying amounts of its cash and cash equivalents, related party loan and debt approximate their fair values due to their near-term maturities. As of December 31, 2021, the Company did not have any assets or liabilities that were recorded at fair value on a recurring basis.

The following table presents a roll-forward of the fair value of the convertible notes payable, derivative liability, derivative asset and warrant liability that will continue to be measured at fair value on a recurring basis for which fair value is determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy as of December 31, 2022. The valuation models used to determine the fair value at each reporting date require management judgment and pricing inputs from observable and unobservable markets, including projected share prices and probabilities of success. Significant deviations from these estimates and inputs could result in a material change in fair value.

	Convertible Notes Payable	Derivative Liability	Derivative Asset	Warrant Liability
Balance at December 31, 2021	$—	$—	$—	$—
Issuance of convertible note	2,597,500	165,000	—	—
Assumption of Forward Purchase Agreement	—	68,110	—	—
Assumption of Key Company Stockholder Forward Purchase Agreement	—	12,000	—	—
Initial Measurement of White Lion Purchase Agreement	—	1,900,000		—
Assumption of warrant liability in Business Combination	—	—	—	450,000
Change in fair value	1,213,998	(1,979,110)	13,000	75,000
Conversion to common stock	(2,436,800)	—	—	—
Balance at December 31, 2022	$1,374,698	$166,000	$13,000	$525,000

The derivative liability, accounted for under ASC 480, “Distinguishing Liabilities from Equity,” related to the $1,512,500 convertible note for the embedded beneficial conversion feature for the settlement of the notes upon maturity was initially valued at $165,000 based on the following inputs: the estimated probability of maturity of 100%, the 10% discount awarded upon conversion and a discount rate of 10%.

The derivative liability, accounted for under ASC 480, “Distinguishing Liabilities from Equity,” for a put option related to the 375,939 shares of Common Stock under a Forward Purchase Agreement entered into on October 25, 2022 was initially valued at $68,110, which is considered to be a Level 3 fair value measurement as the fair value was determined based on significant inputs not observable in the market. The fair value of the Forward Purchase Agreement was determined using a Black Scholes Option Pricing

Model based on the following assumptions: stock price of $13.05, expected volatility of 28.1%, risk-free rate of 4.0% and expected term of 0.16 year. The derivative liability was settled in December 2022 resulting in a change in fair value of derivative liability of $68,110 for the year ended December 31, 2022 and a derivative liability balance of $0 at December 31, 2022.

The derivative liability, accounted for under ASC 815, “Derivatives and Hedging,” for a put option related to the Key Company Stockholder Forward Purchase Agreement entered into on April 2022 was initially valued at $12,000 on November 1, 2022, the closing date of the Business Combination Agreement, which is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. The significant unobservable inputs used to determine the fair value is the probability of the key company stockholder obtaining a margin loan and the Company meeting the NASDAQ listing requirements. The fair value of the Key Company Stockholder Forward Purchase Agreement was initially determined using a probability weighted scenario analysis with a Black Scholes Option Pricing Model based on a stock price of $10, expected volatility of 94.5%, risk-free rate of 4.6% and discounted at 0.5% for the probability of the Company closing the Business Combination Agreement, the key company stockholder obtaining a margin loan and the Company meeting the NASDAQ listing requirements. The fair value of the Key Company Stockholder Forward Purchase Agreement at December 31, 2022 was valued using a probability weighted scenario analysis with a Black Scholes Option Pricing Model based on a stock price of $4.21, expected volatility of 82.2%, risk-free rate of 4.5% and discounted at 0.5% resulting in a change in fair value of derivative liability of $25,000 for the year ended December 31, 2022 and a derivative asset balance of $13,000 at December 31, 2022.

The White Lion Purchase Agreement qualifies as a standby equity purchase agreement under ASC 815 “Derivatives and Hedging” and includes an embedded put option and an embedded forward option. The put option is recognized on inception and the forward option is recognized upon issuance of notice for the sale of the Company's Common Stock. As at December 31, 2022, there were no notices issued to White Lion for the sale of Common Stock of the Company. The derivative liability, accounted for under ASC 815, “Derivatives and Hedging,” for the put option related to the White Lion Purchase Agreement entered into on November 3, 2022 was initially valued at $1,900,000, which is considered to be a Level 3 fair value measurement as the fair value was determined based on significant inputs not observable in the market. The significant unobservable inputs used to determine the fair value were the projected volume weighed average share price at each trading date and the use of the maximum draw down potential. The fair value of the White Lion Purchase Agreement was initially determined using a Monte Carlo simulation based on the projected stock price of $13.05, expected volatility of 86.5%, risk-free rate of 4.53% and discounted at 45.0% for the probability of the Company timely filing all SEC documents and meeting the NASDAQ listing requirements. The fair value of the White Lion Purchase Agreement at December 31, 2022 was valued using a Monte Carlo simulation based on the projected stock price of $4.19, expected volatility of 81.0%, risk-free rate of 4.16% and discounted at 0.25% resulting in a change in fair value of derivative liability of $1,899,000 for the year ended December 31, 2022 and a derivative liability balance of $1,000 at December 31, 2022.

The Private Placement Warrants were accounted for under ASC 815, “Derivatives and Hedging,” pursuant to which the Private Placement Warrants do not meet the criteria for equity classification and must be recorded as liabilities. The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. The fair value of the Private Placement Warrants was discounted to present value at December 31, 2022, utilizing the Company's stock price of $4.19, a risk-free rate of 3.99%, and expected volatility of 30% of the Company's common stock.

The Company believes the carrying amounts of its cash and cash equivalents, related party loan and current note payable approximate their fair values due to their near-term maturities. There were no transfers among Level 1, Level 2 or Level 3 categories in the years ended December 31, 2022 and 2021.

7.
Related Party Transactions and Shared Service Costs

Transactions entered into between the Company and pH Pharma Ltd were included within the consolidated financial statements and are considered related party transactions and have been adjusted to Equity within the balance sheets and statements of cash flows as they represent an investment to the Company. The components of the net transfers from pH Pharma Ltd as of December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
	2022	2021
Corporate allocations
Research and development	$482,160	$2,055,839
Selling, general and administrative	72,345	447,506
Accounts payable and general financing activities	809,469	3,925,492
Net increase in contributions from member	$1,363,974	$6,428,837

On March 1, 2022, the Company and pH Pharma Ltd entered into an administrative services and facilities agreement whereby pH Pharma Ltd will perform services, functions and responsibilities for the Company. Under the agreement, the Company paid pH Pharma Ltd $100,000 per month through August 30, 2022 and will pay $15,000 from September 1, 2022 through February 28, 2023 based on the estimated value of the level of service to be performed. Additionally, the Company will pay pH Pharma Ltd $3,000 per month in lease payments. At December 31, 2022 the Company recorded a liability to accounts payable of $426,673 related to this agreement.

8.
Leases

On January 1, 2022, the Company adopted ASC 842 using the modified retrospective transition approach allowed under ASU 2018-11 which releases companies from presenting comparative periods and related disclosures under ASC 842 (Note 2). The Company adopted the standard under the modified retrospective approach and the effective date is as of the initial application. Consequently, financial information was not updated, and the disclosures required under ASU 2016-02 are not provided for dates and periods prior to January 1, 2022. The Company is party to one operating lease for office and laboratory space. The Company’s does not have any finance leases. The Company has elected to apply the short-term lease exception to all leases of one year or less. As of December 31, 2022, this exception does not apply to any of the operating leases for office and laboratory space. Further, the Company has applied the guidance in ASC 842 to our corporate office and laboratory leases and has determined that these should be classified as operating leases. Consequently, as a result of the adoption of ASC 842, we recognized a ROU lease asset of approximately $4.2 million with a corresponding lease liability of approximately $4.4 million based on the present value of the minimum rental payments of such leases. In accordance with ASC 842, the beginning balance of the ROU lease asset was reduced by the existing deferred rent liability at inception of approximately $241,000. In the consolidated balance sheet at December 31, 2022, the Company has a ROU asset balance of approximately $3.7 million and a current and non-current lease liability of approximately $0.7 million and $3.5 million, respectively, relating to the ROU lease asset.

In October 2019, the Company entered into a 24-month sublease for laboratory and office facilities in San Francisco, California. Base rent for this sublease was approximately $66,000 monthly with annual escalations of 3%. The Company vacated this facility in October 2021.

In October 2021, the Company entered into a lease for laboratory and office facilities in Palo Alto, California that expires in April 2027 with a five-year renewal option and opened a secured letter of credit with a third-party financial institution in lieu of a security deposit for $177,000. Base rent for this sublease is approximately $89,000 monthly with annual escalations of 3%. Pursuant to the terms of the lease, the landlord reimbursed the Company approximately $300,000 of tenant improvements. The Company is required to repay this amount over the remaining term of the lease with 7% interest.

Rent expense, including an allocation of costs from pH Pharma Ltd, for the years ended December 31, 2022 and 2021 was $1.2 million and $0.9 million, respectively.

Quantitative information regarding the Company’s leases for the year ended December 31, 2022 is as follows:

Operating Lease
Operating cash flows paid for amounts included in the measurement of lease liabilities	$786,563
Operating lease liabilities arising from obtaining right of use assets	$4,189,492
Weighted-average remaining lease terms (years)	4.3
Weighted-average discount rate	10.0%

Future lease payments under noncancelable leases are as follows at December 31, 2022:

Operating Lease
2023	$1,156,856
2024	1,189,454
2025	1,223,029
2026	1,257,612
2027	422,107
Thereafter	—
Total future minimum lease payments	$5,249,058
Less: imputed interest	(1,021,213)
Total future minimum lease payments	$4,227,845

9.
Commitments and Contingencies

Bayer Acquisition Agreement

In March 2017, pH Pharma, Inc. entered into an assignment, license, development and commercialization agreement (the “Bayer Acquisition Agreement”) with Bayer, to acquire from Bayer all right, title and interest in and to PHP-303, including each and every invention and any priority rights relating to its patents.

Upon entering into the Bayer Acquisition Agreement, pH Pharma, Inc. made an upfront payment, and the Company has agreed to pay certain development and regulatory milestones and future royalties. Royalties will be payable on a licensed product-by-licensed product and country-by-country basis until the later of ten years after the first commercial sale of such licensed product in such country and expiration of the last patent covering such licensed product in such country that would be sufficient to prevent generic entry.

Either party may terminate the Bayer Acquisition Agreement upon prior written notice for the other party’s material breach that remains uncured for a specified period of time or insolvency. Bayer agreed not to assert any Bayer intellectual property rights that were included in the scope of the Bayer Acquisition Agreement against the Company.

Employment Agreements

In January 2022, the Company entered into an employment agreement with its founder and director. The effective date of the employment agreement was February 1, 2022, and is subject to the completion of the business combination with Ignyte. As part of the agreement, the Company agreed to repay its founder and director $1.5 million in forwent salary over a period of four years. In addition, as part of the agreement, the Company agreed to repay $0.5 million of the $1.5 million outstanding under the related party loan upon closing of the Ignyte transaction. The remaining $1.0 million plus accrued interest will be repaid pursuant to the discretion of the Company’s Board of Directors. Further, the employment agreement provides for the payment of success fees in connection with future business or corporate development transactions (licensing, product development and acquisitions).

In March 2022, the Company entered into an employment agreement with its chief operating officer which is subject to the completion of the business combination with Ignyte. The agreement provides for confirmation of Peak Bio’s previously agreed upon success fee payment upon consummation of the business combination with Ignyte in the amount of $250,000 and the payment of success fees in connection with future business or corporate development transactions (licensing, product development and acquisitions).

Legal proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as incurred.

10.
Collaborative and Licensing Agreements

Venn License Agreement

In December 2019, a collaboration and license agreement (the “License Agreement”) was entered into with Venn to pursue research and development of certain payload and linker technologies that are useful for the development of antibody-drug conjugates. This collaboration was expected to allow Venn to further develop and commercialize such antibody-drug conjugates developed under the collaboration. Under the collaboration agreement with Venn, the Company received a $400,000 upfront payment and was expected to be eligible to receive reimbursement of costs and expenses incurred, certain development and regulatory milestone payments, royalties and commercial milestone payments with respect to licensed products for each product. Milestone payments were expected to be payable following the achievement of certain development, regulatory and commercial milestone events in each product, up to an aggregate of $107.1 million per product. Royalty payments were expected to be based on net sales of licensed products on a licensed product-by-licensed product basis. The initial term of the research collaboration was expected to be three years.

In April 2022, the Company entered into an agreement with its founder and director, Dr. Huh, in consideration of the repayment to be made by the Company’s founder and director to settle a contractual obligation for the upfront payment received by the Company associated with the License Agreement with Venn. Per the agreement, the Company agreed to repay its founder and director $400,000, with interest to accrue on the unpaid principal balance at the rate of 1% per annum. The timing of the repayment will be determined and pursuant to the discretion of the Company’s Board of Directors.

In May 2022, the Company’s founder and director repaid to Venn the $400,000 upfront payment and the License Agreement was terminated.

During the years ended December 31, 2022 and 2021, the Company did not recognize any revenue related to the upfront payment as it was not probable that a significant reversal in the amount of cumulative revenue recognized would not occur. In addition, no reimbursement of costs and expenses incurred, and no other payments (for development and regulatory milestones, royalties, and commercial milestones with respect to licensed products for each product) were received by the Company during the years ended December 31, 2022 and 2021 as none of the performance obligations were satisfied by the Company. At December 31, 2021, the Company recorded a liability to accrued expenses of $400,000 related to the upfront payment. At December 31, 2022, the Company recorded a liability to related party loans of $400,000 related to this payment.

11.
Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share, of which no shares were issued and outstanding at December 31, 2022.

Common Stock

The Company is authorized to issue 60,000,000 shares of common stock with a par value of $0.0001 per share. The Spin-Off was completed on March 1, 2022, prior to the execution of the Business Combination Agreement with Ignyte Acquisition Corp (“Ignyte”), with Peak Bio retaining 8,283,613 shares of common stock, before giving effect to the exchange ratio of 2.0719.

In May 2022, the Company entered into an agreement with a certain investor in which the investor purchased an aggregate of 63,856 shares of Peak Bio Common Stock for aggregate gross proceeds of approximately $1.2 million, before giving effect to the exchange ratio of 2.0719.

PIPE Subscription Agreements

In November 2022, concurrently with the closing of the Business Combination, the Company entered into subscription agreements with certain investors in which the investors purchased, in a private placement, an aggregate of 302,500 shares of Common Stock and 281,325 warrants to purchase shares of Ignyte Common Stock, at an exercise price of $0.01 per share for aggregate gross proceeds of $3.025 million. The warrants are on terms substantially the same as the outstanding warrants that were included in the units issued in Ignyte's initial public offering, except that the warrants are non-redeemable, and the warrants are exercisable for one year.

Forward Purchase Agreement

On December 29, 2022, the Company purchased 375,939 shares of our Common Stock at a price of $10.115 per share following the exercise of an investor’s right to sell up to 450,000 shares of Common Stock under a previously disclosed Forward Purchase Agreement entered into on October 25, 2022. The 375,939 shares of Common Stock have been retired. As a result of that exercise, funds in the amount of $4,551,750 being held in escrow in connection with the Forward Purchase Agreement were distributed as follows: $749,127 to us and $3,802,623 to the investor. The Company recorded a derivative liability for this agreement (see Note 6).

Additional PIPE Subscription Agreement

In December 2022, the Company entered into a subscription agreement whereby the Company agreed to issue and sell to the investor party thereto, in a private placement, (i) 50,000 shares of our common stock at $10.00 per share and (ii) 46,500 warrants to purchase shares of our Common Stock, at an exercise price of $0.01 per share. The warrants are on terms substantially the same as the outstanding warrants that were included in the units issued in Ignyte’s initial public offering, except that the warrants are not redeemable, and the warrants are exercisable for one year.

Key Company Stockholder Agreements

In April 2022, the Company entered into a forward purchase agreement (the “Key Company Stockholder Forward Purchase Agreement”) with its founder and director, Hoyoung Huh (the “Key Company Stockholder”). Pursuant to the terms of the Key Company Stockholder Forward Purchase Agreement, the Key Company Stockholder would, subject to the receipt of margin financing within 180 days following the closing of the Business Combination, purchase shares of the Company's common stock at a purchase price of $10.00 per share in a private placement (the “Key Company Stockholder Purchase”) for up to an aggregate amount of $10,000,000 (the “Subscription Amount”), subject to the conditions set forth in the Key Company Stockholder Forward Purchase Agreement. The Company recorded a derivative liability for this agreement (see Note 6).

In December 2022, the Company and the Key Company Stockholder entered into an amendment to the Key Company Stockholder Forward Purchase Agreement (the “Amendment to Key Company Stockholder Forward Purchase Agreement”), pursuant to which (i) the Key Company Stockholder Purchase is no longer subject to the receipt of margin financing as a condition precedent, (ii) the Key Company Stockholder agreed to fund the Subscription Amount on or prior to March 31, 2023 and (iii) the Key Company Stockholder Purchase would be consummated at a purchase price of $5.18 per share of the Company's common stock. Accordingly, upon closing of such purchase, the Key Company Stockholder will receive 1,930,501 shares of Common Stock in exchange for his $10.0 million investment in the Company.

In April 2023, the Company received notice from its founder and director informing the Company that he would not consummate the purchase of the Key Company Stockholder Forward Purchase Agreement as a result of the Company’s failure to satisfy the condition to be listed on Nasdaq as required by the agreement. As a result the Company cancelled and forfeited the 1,930,501 shares of common stock being held in escrow.

In April 2023, the Company and its founder and director entered into a letter agreement to provide for the conversion of loans totaling $2,031,034 into future qualified financings on the same terms with other investors. Pursuant to the agreement, the amount converted would be based on the Key Company Stockholder's pro-rata portion of equity ownership in the Company’s outstanding common stock and would not exceed in the aggregate the amount of the debt outstanding owed.

White Lion Common Stock Purchase and Registration Rights Agreements

On November 3, 2022, the Company entered into a Common Stock Purchase Agreement (the “White Lion Purchase Agreement") and Registration Rights (the “White Lion RRA”) with White Lion Capital, LLC, a Delaware limited liability company (“White Lion”). Pursuant to the White Lion Purchase Agreement, the Company has the right, but not the obligation, to require White Lion to purchase, from time to time, up to $100,000,000 in aggregate gross purchase price of newly issued shares of its Common Stock, subject to certain limitations and conditions set forth in the White Lion Purchase Agreement. Capitalized terms used but not otherwise defined in this section shall have the meanings given to such terms by the White Lion Purchase Agreement and the White Lion RRA. The Company recorded a derivative liability for this agreement (see Note 6).

The Company is obligated under the White Lion Purchase Agreement and the White Lion RRA to file a registration statement with the SEC to register the Common Stock under the Securities Act, for the resale by White Lion of shares of Common Stock that the Company may issue to White Lion under the White Lion Purchase Agreement.

Subject to the satisfaction of certain customary conditions including, without limitation, the effectiveness of a registration statement registering the shares issuable pursuant to the White Lion Purchase Agreement, the Company's right to sell shares to White Lion will commence on the effective date of the registration statement and extend until November 1, 2025. During such term, subject to the terms and conditions of the White Lion Purchase Agreement, the Company may notify White Lion when it exercises its right to sell shares (the effective date of such notice, a “Notice Date”).

The number of shares sold pursuant to any such notice may not exceed (i) the lower of (a) the Purchase Notice Fixed Limit (described below) and (b) the product of (1) the Average Daily Trading Volume (as defined in the White Lion Purchase Agreement), and (2) the applicable Percentage Limit (as defined in the White Lion Purchase Agreement). The Purchase Notice Fixed Limit is $500,000 upon payment of the Initial Commitment Shares (as defined in the White Lion Purchase Agreement) and can be increased in two tranches: (A) to $1,000,000 following an aggregate purchase of $5,000,000 shares and issuance by the Company to White Lion of an additional $250,000 in Commitment Shares, and (B) to $2,000,000 following an aggregate purchase of $10,000,000 shares and issuance by the for payment of an additional $250,000 in Commitment Shares (as defined in the White Lion Purchase Agreement).

The applicable Percentage Limit is 40% or 150% depending on the price the Company agrees to sell shares to White Lion. At an applicable Percentage Limit of 40%, the Purchase Price to be paid by White Lion for any such shares will equal 97% of lowest daily volume-weighted average price of Common Stock during a period of two consecutive Trading Days following the applicable Purchase Notice Date (as defined in the White Lion Purchase Agreement) until an aggregate of $50,000,000 in Purchase Notice Shares (as defined in the White Lion Purchase Agreement) have been purchased under White Lion Purchase Agreement, at which point the Purchase Price (as defined in the White Lion Purchase Agreement) to be paid by White Lion will equal 98% of the lowest daily volume-weighted average price of Common Stock during a period of two consecutive Trading Days following the applicable Purchase Notice Date. At an applicable Percentage Limit of 150%, the Purchase Price to be paid by White Lion for any such shares will equal 94.5% of the lowest daily volume-weighted average price of Common Stock during a period of three consecutive Trading Days following the applicable Purchase Notice Date.

The Company will have the right to terminate the White Lion Purchase Agreement at any time after commencement, at no cost or penalty, upon three (3) Trading Days’ prior written notice. Additionally, White Lion will have the right to terminate the White Lion Purchase Agreement upon three (3) days’ prior written notice to the Company if (i) there is a Fundamental Transaction (as defined in the White Lion Purchase Agreement), (ii) the Company is in breach or default in any material respect of the White Lion RRA, (iii) there is a lapse of the effectiveness, or unavailability of, the registration statement for a period of 45 consecutive Trading Days or for more than an aggregate of 90 Trading Days in any 365-day period, (iv) the suspension of trading of the Common Stock for a period of five (5) consecutive Trading Days, (v) the material breach of the White Lion Purchase Agreement by the Company, which breach is not cured within the applicable cure period or (vi) a Material Adverse Effect (as defined in the White Lion Purchase Agreement) has occurred and is continuing. No termination of the White Lion Purchase Agreement will affect the registration rights provisions contained in the White Lion RRA.

In consideration for the commitments of White Lion, as described above, the Company has agreed that it will issue to White Lion shares of Common Stock having a value of $250,000 based upon the Closing Sale Price (as defined in the White Lion Purchase Agreement) of Common Stock two Trading Days prior to the filing of the Initial Registration Statement as Initial Commitment Shares. The Company may increase the number of shares it may sell to White Lion by issuing additional Commitment Shares in two additional tranches of $250,000 each. The Company issued Initial Commitment Shares of 50,200 shares of Common Stock to White Lion, based upon the Closing Sale Price of our Common Stock of $4.98 per share on November 30, 2022.

Concurrently with the execution of the White Lion Purchase Agreement, the Company entered into the White Lion RRA with White Lion in which the Company agreed to register the shares of Common Stock purchased by White Lion with the SEC for resale within 30 days of the consummation of a business combination. The White Lion RRA also contains usual and customary damages provisions for failure to file and failure to have the registration statement declared effective by the SEC within the time periods specified.

The White Lion Purchase Agreement and the White Lion RRA contain customary representations, warranties, conditions and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

In March 2023, the Company entered into an amendment to the White Lion Purchase Agreement to give the Company the right, but not the obligation to require White Lion to purchase shares of the Company's common stock while trading on the OTC Market. Under the terms of the amendment, the Company will issue to White Lion within five (5) Trading Days following the effective date of the amendment fully paid, non-assessable shares of the Company's Common Stock equal to the quotient obtained by dividing (i) $250,000 and (ii) the lowest traded sale price of the common stock of the 10 (ten) Trading Days prior to the effective date of the amendment, minus 50,200. In March 2023, the Company issued 412,763 shares of its common stock to White Lion.

In addition, in the event the Company does not issue Purchase Notices (as defined in the White Lion Purchase Agreement) to White Lion providing for the purchase of at least $1,000,000 of Purchase Shares (as defined in the White Lion Purchase Agreement) in the aggregate within 180 days following the effective date of the amendment, the Company will issue to White Lion an additional number of fully paid, non-assessable shares of common stock equal to the quotient obtained by dividing (i) $100,000 and (ii) the lowest Closing Sale Price (as defined in the White Lion Purchase Agreement) of Common Stock of the 10 (ten) Trading Days prior to the 180th day following the effective date of the amendment.

Public Warrants

In November 2022, upon consummation of the Business Combination, the Company assumed 2,875,000 public warrants. Each whole warrant entitles the holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants became exercisable 30 days after the completion of the Business Combination. However, no warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within a specified period following the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the shares of common stock for the 5 trading days ending on the trading day prior to the date of exercise. The warrants will expire on the fifth anniversary of the completion of an initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company may call the warrants for redemption:

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

Private Placement Warrants

In November 2022, upon consummation of the Business Combination, the Company assumed 2,500,000 Private Placement Warrants. Each Private Placement Warrant will entitle the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Further, the Sponsor had agreed not to transfer, assign, or sell the Private Placement Warrants (including the shares of Common Stock issuable upon the exercise of the Private Placement Warrants), except to certain permitted transferees, until after the consummation of the Business Combination.

A summary of the Company's outstanding warrants at December 31, 2022 is as follows:

Description	Number of Warrants	Exercise price per share	Expiration Date
Private Placement Warrants	2,500,000	$11.50	11/1/2027
Public Warrants	2,875,000	$11.50	11/1/2027
Other Warrants	492,045	$0.01	11/1/2023
Outstanding Warrants	5,867,045

12.
Grant Revenue

Government grants

Department of Defense, US Army Medica Research Acquisition Activity – this grant is for work on a COVID-19 therapeutic with a potential of $4.0 million, awarded in stages starting in January 2021 and with potential stages running through September 2026. For the years ended December 31, 2022 and 2021, grant revenue of approximately $0.6 million and $0.5 million, respectively, was recognized from this grant. Approximately $2.9 million in funding remains available for this grant at December 31, 2022.

13.
Debt

PPP loans pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

In April 2020, the Company received proceeds from a loan in the amount of $367,770 from Silicon Valley Bank (“SVB”), as lender, pursuant to the PPP of the CARES Act. The loan originally matured on April 20, 2022 and bore interest at a rate of 1.0% per annum. The loan was evidenced by a promissory note dated April 20, 2020, which contained customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The loan may have been prepaid by the Company at any time prior to maturity, with no prepayment penalties.

In April 2021, the Company received proceeds from another loan in the amount of $492,375 from SVB, as lender, pursuant to the PPP of the CARES Act. The loan originally matured on April 15, 2026 and bore interest at a rate of 1.0% per annum. The loan was evidenced by a promissory note dated April 15, 2021, which contained customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The loan may have been prepaid by the Company at any time prior to maturity, with no prepayment penalties.

The application for these funds required the Company to certify in good faith that the then-current economic uncertainty made the loan requests necessary to support the ongoing operations of the Company.

This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that was not significantly detrimental to the business. The Company made this good faith assertion based upon various factors, including the degree of uncertainty introduced to the capital markets as a result of the COVID-19 pandemic and the Company’s dependency on its ability to raise capital to fund ongoing operations.

All or a portion of the loans may have been forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness was available for the sum of eligible and documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight-week period beginning on the date of loan approval. If, despite the Company’s good-faith belief that given the circumstances the Company satisfied all eligibility requirements for the loans, the Company was later determined to have violated any applicable laws or regulations or it is otherwise determined that the Company was ineligible to receive the loans, the Company may have been required to repay the loans in their entirety and/or be subject to additional penalties. In the event the loans, or any portion thereof, were forgiven pursuant to the PPP, the amounts forgiven would be applied to outstanding principal.

The Company used all proceeds from the loans to retain employees, maintain payroll and make lease, rent and utility payments. Under the terms of the loans, the Company may have been eligible for full or partial loan forgiveness. The Company applied for forgiveness on the loan dated April 20, 2020 and the loan plus accrued interest was forgiven in full on April 30, 2021. The Company applied for forgiveness on the loan dated April 15, 2021 and the loan plus accrued interest was forgiven in full on October 5, 2021. The Company recorded a gain on extinguishment of debt in the amount of $866,332 for the forgiveness of the loans plus accrued interest.

The Company has accounted for the loans as a debt instrument in accordance with ASC 470, Debt. At December 31, 2022 and 2021, there was no amount outstanding under these loans.

Related Party Loan

In May 2021, the Company received proceeds from a loan in the amount of approximately $750,000 from its chairman and founding chief executive officer. The loan, which was scheduled to mature on May 31, 2022, bears interest at a rate of 1.0% per annum. The loan is evidenced by a promissory note dated May 28, 2021, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

In August 2021, the Company received proceeds from a loan in the amount of approximately $750,000 from its chairman and founding chief executive officer. The loan, which was scheduled to mature on July 31, 2022, bears interest at a rate of 1.0% per annum. The loan is evidenced by a promissory note dated August 6, 2021, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

In January 2022, the Company entered into an employment agreement with its chairman and founding chief executive officer. As part of the agreement, the Company agreed to repay $0.5 million of the $1.5 million outstanding under the related party loan upon closing of the Ignyte transaction. The remaining $1.0 million plus accrued interest will be repaid pursuant to the discretion of the Company’s Board of Directors. The Company repaid $150,000 of the loan in December 2022. At December 31, 2022, there was $1.35 million outstanding under this loan.

In April 2022, the Company entered into an agreement with its founder and director, in consideration of the repayment to be made by the Company’s founder and director to settle a contractual obligation for the upfront payment received by the Company associated with the License Agreement with Venn. Per the agreement, the Company agreed to repay its founder and director $400,000, with interest to accrue on the unpaid principal balance at the rate of 1% per annum. The timing of the repayment will be determined and pursuant to the discretion of the Company’s Board of Directors.

In May 2022, the Company’s founder and director repaid to Venn the $400,000 upfront payment and the License Agreement was terminated. At December 31, 2022, the Company recorded a liability to related party loans of $400,000 related to this payment.

In May 2022, the Company received proceeds from a loan in the amount of approximately $23,000 from an employee of the Company to settle certain payables of the Company. The loan accrued interest at 4% per annum and was repaid in December 2022.

In September 2022, the Company received proceeds from a loan in the amount of $500,000 from one of its director nominees. The loan matured on the second anniversary and bear interest at a rate of 5.0% per annum. The loan was evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The loan may be prepaid by the Company at any time prior to maturity without the consent of the lender.

In November 2022, the related party loan entered into in September 2022 was amended resulting in the outstanding principal and accrued interest under the related party loan converting at a price of $10.00 per share into 50,273 shares of common stock along with a warrant to purchase 46,754 shares of common stock with an exercise price of $0.01 per share.

In November 2022, upon consummation of the Business Combination, the Company assumed a promissory note of $211,643 with Ignyte Sponsor LLC. The principal balance of the note was payable in cash upon consummation of the Business Combination. No interest shall accrue on the unpaid principal balance of the Note. In May 2023, this promissory note was forgiven.

Long-term Convertible Notes Payable

From July through September 2022, the Company received proceeds from loans in the amount of $1.25 million from several lenders. The loans mature on the second anniversary and bear interest at a rate of 5.0% per annum. The loans were evidenced by promissory notes, which contain customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The loans may not be prepaid by the Company at any time prior to maturity without the consent of the lender. The Company will provide for the conversion of the principal and interest of the loans into shares of common stock at fair market value and 25% warrant coverage on common stock prior to the consummation of the Business Combination. Warrant coverage is conditioned on closing of the Business Combination and will be exercisable after the closing of the Business Combination with an exercise price of $0.01.

Upon issuance, the Company elected the fair value option to account for the promissory notes, including the component related to accrued interest. At December 31, 2022, the fair value of the promissory notes was $0. We recognized a $1.2 million loss in the consolidated statements of operations and comprehensive loss as fair value adjustments on convertible notes with respect to changes to the fair value of the promissory notes for the year ended December 31, 2022.

In November 2022, the Company amended the terms to provide warrant coverage on the conversion of the loans from 25% to 93% warrant coverage on common stock. The outstanding principal and accrued interest under the promissory notes converted at a price of $10.00 per share into 126,306 shares of common stock along with warrants to purchase 117,466 shares of common stock with an exercise price of $0.01 per share.

On November 1, 2022, the Company issued a $1,512,500 convertible note. The convertible note accrues interest at a rate of 8% per annum and is payable on October 31, 2023, provided however that the Company agrees to make mandatory prepayments on this note (which shall first be applied to accrued interest and then to principal) from time to time in amounts equal to 15% of the gross proceeds received by the Company from any equity lines, forward purchase agreements or other equity financings consummated by Company prior to the maturity date.

On the maturity date, the note holder may, in its sole and absolute discretion, convert all or part of the principal and/or accrued interest of this convertible note into shares of common stock of the Company at a per share conversion price equal to 90% of the volume weighted average price of a share of common stock of the Company for the five trading days immediately prior to the maturity date. The Company determined that the conversion upon maturity represents an embedded derivative that requires bifurcation and separate accounting with the change in its fair value recorded as other expense during each reporting period. The Company determined the embedded derivative liability fair value to be $165,000 and recorded the remaining proceeds to convertible note payable. The derivative liability was valued based on the inputs in Note 6. The fair value of the derivative liability at December 31, 2022 was $165,000. The allocation of funds to the derivative liability resulted in a discount to the convertible notes of $165,000 which is being amortized to interest expense over the term of the convertible notes. The Company recorded interest expense in 2022 related to the amortization of the discount to the convertible notes of $27,198.

Insurance Financing Payable

The Company obtained financing for certain Director & Officer liability insurance policy premiums. The agreement assigns First Insurance Funding (Lender) a first priority lien on and security interest in the financed policies and any additional premium required in the financed policies including (a) all returned or unearned premiums, (b) all additional cash contributions or collateral amounts assessed by the insurance companies in relation to the financed policies and financed by Lender, (c) any credits generated by the financed policies, (d) dividend payments, and (e) loss payments which reduce unearned premiums. If any circumstances exist in which premiums related to any Financed Policy could become fully earned in the event of loss, Lender shall be named a loss-payee with respect to such policy.

The total premiums, taxes and fees financed is approximately $1,006,342 with an annual interest rate of 7.20%. In consideration of the premium payment by Lender to the insurance companies or the Agent or Broker, the Company unconditionally promises to pay Lender the amount Financed plus interest and other charges permitted under the Agreement. At December 31, 2022 and 2021 the Company recognized approximately $921,576 and $0, respectively, as an insurance financing note payable in its consolidated balance sheets. The Company will pay the insurance financing through monthly installment payments through August 1, 2023.

14.
Income Taxes

The components of (loss) income before income taxes are as follows:

	Year Ended December 31,
	2022	2021
Domestic	(10,222,781)	$978,993
Foreign	(2,939,936)	(9,189,502)
Total	(13,162,717)	$(8,210,509)

	Year Ended December 31,
Components of Tax Expense	2022	2021
Current — Federal	$3,000	$16,761
Current — State	(42,000)	66,306
Total current	(39,000)	83,067
Deferred — Federal	$(1,984,000)	$(1,000)
Deferred — State	(639,000)	—
Deferred — Foreign	(1,603,000)	—
Change in Valuation Allowance	4,191,000	—
Total deferred	(35,000)	(1,000)
(Benefit from) provision for income taxes	$(74,000)	$82,067
Effective income tax rate	0.56%	(1.01)%

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate for the years ended December 31, 2022 and 2021 as follows:

	Year Ended December 31,
	2022	2021
Tax computed at federal statutory rate	21.00%	21.00%
State Tax Provision/(Benefit) net of federal benefit	4.86%	(0.73)%
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal tax rate	0.36%	4.43%
Permanent differences	(1.91)%	2.19%
Return to Provision	8.83%	—%
Foreign tax credits	—%	2.16%
Change in valuation allowance	(31.84)%	(30.06)%
Warrants issued on conversion	(0.74)%	—%
Income Tax Provision/(Benefit)	0.56%	(1.01)%

The effective income tax rate is based upon the income for the year, the composition of the income in Korea, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits or other tax contingencies. The corporate income tax rate in Korea is more than our income tax rate in the United States. Our effective tax rate for the fiscal years 2022 and 2021 differed from the U.S. Federal statutory rate of 21.0% primarily due to our composition of Korean earnings.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. Significant components of deferred tax assets (liabilities) at December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Deferred tax assets
Federal Net Operating Loss	964,000	$9,000
State Net Operating Loss	297,000	—
Foreign Net Operating Loss	24,965,000	27,414,000
Foreign Tax Credits	379,000	428,000
Foreign Accruals	936,000	—
Accruals	615,000	43,000
Capitalized Start up Costs	209,000	—
Capitalized Section 174 R&D	437,000	—
Right of Use Operating Lease ASC 842	1,183,000	—
Total deferred tax assets	29,985,000	27,894,000
Deferred tax liabilities
Right of Use Operating Lease ASC 842	(1,030,000)	—
Depreciation	(88,000)	(87,000)
Total deferred tax liabilities	(1,118,000)	(87,000)
Total net deferred tax assets	28,867,000	27,807,000
Less: valuation allowance	(28,867,000)	(27,842,000)
Net deferred tax assets	—	$(35,000)

Deferred income taxes reflect future tax effects of temporary differences between the tax and financial reporting basis of the Corporation’s assets and liabilities measured using enacted tax laws and statutory tax rates applicable to the periods when the temporary differences will affect taxable income. When necessary, deferred tax assets are reduced by a valuation allowance, if based on the weight of available positive and negative evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company has $28.9 million and $27.8 million, respectively, in valuation allowance against its deferred tax assets.

The Company decreased its valuation allowance by $3.2 million due to currency fluctuations on foreign net operating losses.

At December 31, 2022, the Company has U.S net operating losses (“NOL”) carryforwards of $4.6 million, with an indefinite carryforward, state NOL carryforwards of $4.3 million and Korean NOL carryforwards of $99.9 million which will expire at various dates beginning in 2025.

The Korean NOLs are historical NOLs generated in years prior to the acquisition that stay with the corporate entity. NOLs generated prior to 2020 have a 10 year carryover, and NOLs generated in years 2020 and later have a 15 year carryforward.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change," the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. In general, an "ownership change" generally occurs if there is a cumulative change in the Company’s ownership by "5-percent shareholders" that exceeds 50 percentage points over a rolling three-year period. The Company had an ownership change within the meaning of IRC Sec 382 in May of 2022. The Company has not performed an analysis to determine the annual limitation of the use of the U.S. NOLs going forward.

As of December 31, 2022, we have not provided taxes on undistributed earnings of our foreign subsidiaries, which may be subject to foreign withholding taxes upon repatriation, as we consider these earnings indefinitely reinvested. Our indefinite reinvestment determination is based on the future operational and capital requirements of our domestic and foreign operations. We expect our international cash and cash equivalents and marketable securities will continue to be used for our foreign operations and therefore do not anticipate repatriating these funds. As of December 31, 2022, it is not practical to calculate the unrecognized deferred tax liability on these earnings due to the complexities of the utilization of foreign tax credits and other tax assets.

Uncertain Tax Positions

ASC 740 prescribes the accounting for uncertainty in income taxes recognized in the financial statements. We regularly assess the outcome of potential examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. We recognize tax benefits from uncertain tax positions only if it more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit which is more likely than not to be realized upon ultimate settlement. As of December 31, 2022 the company has no uncertain tax positions.

The Company files income tax returns in the U.S., Korea and various state jurisdictions. The Company is not currently under audit for the open years 2019 through 2022 in the U.S. federal and state tax jurisdictions and 2017 through 2022 in Korea. Carryforward attributes that were generated in earlier periods remain subject to examination to the extent the year in which they were used or will be used remains open for examination.
15.
Subsequent Events

We have concluded that no subsequent events have occurred that require disclosure, except for those referenced below and as disclosed in Note 11 and Note 13 to the consolidated financial statements.

Leases

In October 2021, the Company entered into a lease for laboratory and office facilities in Palo Alto, California that expires in April 2027. In March 2023, the Company vacated the premises and returned possession of the premises to the landlord in April 2023. The Company is still responsible for the outstanding payments under the lease.

Debt

In March 2023, the Company received proceeds from a loan in the amount of $250,000 from its founder and director. The loan matures on December 31, 2023 and bear interest at a rate of 5.0% per annum. The loan was evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The loan may be prepaid by the Company at any time prior to maturity without the consent of the lender.

In April 2023, the Company entered into separate subscription agreements (the “2023 Convertible Note and Warrant Subscription Agreements”) for the purchase of convertible promissory notes in the aggregate principal amount of $2,195,034 (the

“2023 Convertible Notes”) and an aggregate amount of 3,658,390 warrants (the “Warrants”). The 2023 Convertible Notes will be convertible into shares of our common stock at $0.60 per share. For each share into which a 2023 Convertible Note is convertible, the investor received Warrants to purchase an equal amount of shares of our common stock at $0.60 per share. In connection with the issuance of the Convertible Notes and the Warrants, in consideration for its services in respect of the financing described above, the Company also issued to Paulson Investment Company, LLC (the “Placement Agent”) a Purchase Warrant (the “Placement Agent Warrant”) to purchase 209,670 shares of the Company’s common stock at a price per share of $0.60. The Placement Agent Warrant has a 5-year term. In addition, the Company paid the Placement Agent a commission of approximately $125,000.

In April 2023, the Company entered into a subscription agreement with its founder and director to settle $1,130,775 in related party loans made to the Company. The Company issued a $1,130,775 related party unsecured convertible promissory note and warrants to purchase 1,884,625 shares of common stock at $0.60 per share.

Departure of Directors; Appointment of New Audit Committee Chair

On March 14, 2023, Brad Stevens notified the Company of his resignation from the Company’s Board of Directors (the “Board”), effective immediately. On June 21, 2023, Nevan Elam notified the Company of his resignation from the Company’s Board, effective immediately. On June 22, 2023, the Board appointed Jim Neal as the chair of the Audit Committee and the Board appointed David Rosenberg as a member of the Audit Committee.

Issuance of Unregistered Securities

As previously disclosed, in April 2023 the Company issued to its founder and director warrants to purchase 1,884,625 shares of the Company’s common stock with an exercise price of $0.60 per share. On June 23, 2023, the Company's founder and director exercised warrants to purchase 666,667 shares of the Company’s common stock at $0.60 per share for a total purchase price of $400,000.