Form 10-Q
period 2023-03-31
Peak Bio, Inc.
filed 2023-07-12
CIK 1834645

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-39951

Peak Bio, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-2448157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4900 Hopyard Road., Suite 100 Pleasanton, CA	94588
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (925) 463-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	PKBO	OTC Pink

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

As of July 11 2023, the registrant had 20,862,177 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PEAK BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31
	2023	2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$564,177	$654,892
Derivative asset	—	13,000
Prepaid expenses and other current assets	1,797,719	2,562,901
Total current assets	2,361,896	3,230,793
Property and equipment, net	255,744	376,648
Restricted cash	60,000	239,699
Operating lease right-of-use asset	—	3,681,072
Noncurrent assets	1,500	1,500
Total assets	$2,679,140	$7,529,712
Liabilities and deficit
Current liabilities
Accounts payable	$4,861,250	$3,618,026
Accrued expenses	2,198,568	2,038,291
Advance payable	1,240,020	—
Operating lease liability, current	4,154,947	720,577
Insurance financing payable	575,985	921,576
Derivative liability	165,000	166,000
Convertible notes payable	1,415,495	1,374,698
Related party loan	2,211,953	1,961,953
Total current liabilities	16,823,218	10,801,121
Operating lease liability, net of current portion	—	3,507,268
Warrant liability	—	525,000
Other noncurrent liabilities	230,650	790,800
Total liabilities	17,053,868	15,624,189
Commitments and contingencies (Note 9)
Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value of $0.0001 per share; 60,000,000 shares authorized; 22,126,011 shares issued and 20,195,510 shares outstanding as of March 31, 2023, respectively, and 21,713,248 shares issued and 19,782,747 shares outstanding as of December 31, 2022, respectively.	2,019	1,978
Additional paid-in capital	17,634,559	17,219,593
Accumulated deficit	(32,112,400)	(25,345,566)
Accumulated other comprehensive income	101,094	29,518
Total stockholders' deficit	(14,374,728)	(8,094,477)
Total liabilities and stockholders' deficit	$2,679,140	$7,529,712

See accompanying notes to the condensed consolidated financial statements.

PEAK BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenue
Grant revenue	$13,854	$52,950
Total revenue	13,854	52,950
Operating expenses
Research and development	713,106	1,406,173
General and administrative	3,004,823	972,826
Impairment loss on operating lease right-of-use asset	3,513,999	—
Total operating expenses	7,231,928	2,378,999
Loss from operations	(7,218,074)	(2,326,049)
Other income
Interest income	6	1,538
Interest expense	(61,386)	(4,005)
Fair value adjustment to warrant liability	525,000	—
Fair value adjustment to derivative	(12,000)	—
Other (expense) income	(380)	224,581
Total other income, net	451,240	222,114
Loss before income tax expense	(6,766,834)	(2,103,935)
Income tax benefit	—	3,500
Net loss	$(6,766,834)	$(2,100,435)
Other comprehensive loss:
Foreign currency translation	71,576	(25,540)
Total comprehensive loss	$(6,695,258)	$(2,125,975)
Basic and diluted weighted average shares outstanding	19,837,782	17,162,742
Basic and diluted net loss per share	$(0.34)	$(0.12)

See accompanying notes to the condensed consolidated financial statements.

PEAK BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2021	17,162,742	$1,716	$6,428,837	$88,443	$(8,454,264)	$(1,935,268)
Capital contribution from parent	—	—	1,363,974	—	—	1,363,974
Foreign currency translation	—	—	—	(25,540)	—	(25,540)
Net loss	—	—	—	—	(2,100,435)	(2,100,435)
Balance, March 31, 2022	17,162,742	$1,716	$7,792,811	$62,903	$(10,554,699)	$(2,697,269)

Balance, December 31, 2022	19,782,747	$1,978	$17,219,593	$29,518	$(25,345,566)	$(8,094,477)
Issuance of common stock	412,763	41	249,959	—	—	250,000
Share-based compensation	—	—	165,007	—	—	165,007
Foreign currency translation	—	—	—	71,576	—	71,576
Net loss	—	—	—	—	(6,766,834)	(6,766,834)
Balance, March 31, 2023	20,195,510	$2,019	$17,634,559	$101,094	$(32,112,400)	$(14,374,728)

See accompanying notes to the condensed consolidated financial statements.

PEAK BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(6,766,834)	$(2,100,435)
Adjustment to reconcile net loss to net cash used in operating activities
Share-based compensation	165,007	108,014
Depreciation	41,409	41,109
Loss on disposal of equipment	79,495
Impairment loss on operating lease right-of-use asset	3,513,999	—
Change in fair value of warrant liability	(525,000)	—
Change in fair value of derivative liability	12,000	—
Issuance of shares for financing fee	250,000
Amortization of right-of-use lease asset	167,073	153,028
Accretion of convertible notes payable	40,797	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	764,112	(96,553)
Accounts payable	1,237,995	182,875
Accrued expenses and other current liabilities	212,920	580,369
Operating lease liability	(72,898)	144,737
Other noncurrent liabilities	(560,150)	(178,876)
Net cash used in operating activities	(1,440,075)	(1,165,732)
Cash flows from financing activities
Proceeds from advances payable	1,240,020	—
Proceeds from net shareholder contributions	—	1,250,578
Repayment of insurance financing payable	(345,591)	—
Proceeds from related party loan	250,000	—
Net cash provided by financing activities	1,144,429	1,250,578
Net (decrease) increase in cash and cash equivalents	(295,646)	84,846
Effect of exchange rate changes on cash and cash equivalents	25,232	(25,540)
Cash, cash equivalents and restricted cash, beginning of year	894,591	442,477
Cash, cash equivalents and restricted cash, end of year	$624,177	$501,783
Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	564,177	264,783
Restricted cash	60,000	237,000
Total cash, cash equivalents and restricted cash	624,177	501,783
Non-cash investing and financing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$—	$4,189,492

See accompanying notes to the condensed consolidated financial statements.

PEAK BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Description of the Business

Peak Bio, Inc., together with its consolidated subsidiaries (the “Company”), is a clinical-stage biotechnology company focused on discovering, developing and delivering innovative therapies for multiple therapeutic areas. The Company has established a portfolio of potential therapies for the aging population. The Company’s pipeline includes the PHP-303 program for genetic disease, liver disease and inflammation, specifically for Alpha-1 antitrypsin deficiency (AATD) and acute respiratory distress syndrome (ARDS) including COVID-19. The Company’s pipeline also includes PH-1 ADC Platform for oncology.

The accompanying condensed consolidated financial statements and notes have been prepared to include certain assets and liabilities of pH Pharma Co., Ltd (now Peak Bio Co., Ltd. or “Peak Bio”) (sometimes referred to as “pH Pharma Ltd” prior to the Spin-Off described below), on the basis described within Note 2, with certain wholly-owned subsidiaries of Peak Bio, that were included following the Spin-Off as follows: Ph Pharma, Inc, as well as certain assets and liabilities allocated to Peak Bio, including the PHP- 303 and PH-1 ADC Platform programs.

The Spin-Off was completed on March 1, 2022, prior to the execution of the Business Combination Agreement (as defined below) with Ignyte Acquisition Corp. (“Ignyte”), with Peak Bio retaining the PHP-303 and PH-1 ADC Platform programs. Historically and throughout the periods presented, the PHP-303 and PH-1 ADC Platform programs have been owned by pH Pharma Co., Ltd and its subsidiaries (prior to the change of its name to Peak Bio Co., Ltd.).

As of March 31, 2023, the Company’s wholly owned subsidiary was Peak Bio Co., Ltd., organized under the laws of the Republic of Korea, and its subsidiary Peak Bio CA, Inc., organized under the laws of California.

Business Combination

On November 1, 2022 (the “Closing Date”), the Company completed the transactions contemplated by that certain business combination agreement, dated as of April 28, 2022 (the “Business Combination Agreement”), by and among Ignyte Acquisition Corp. (“Ignyte”), Ignyte Korea Co., Ltd., a corporation organized under the laws of the Republic of Korea (“Korean Sub”), and Peak Bio Co., Ltd. At the closing of the transactions, (i) the stockholders of Peak Bio Co., Ltd. transferred their respective shares of common stock to Korean Sub in exchange for shares of Ignyte common stock held by Korean Sub, and (ii) in the course of such share swap, Korean Sub distributed the shares of Peak Bio Co., Ltd. common stock to Ignyte in consideration of Ignyte common stock (which was in-turn delivered to the stockholders of Peak Bio Co., Ltd. as described in (i) above ((i) and (ii), collectively, the “Share Swap”). Upon consummation of the Share Swap, Peak Bio Co., Ltd. became a direct wholly-owned subsidiary of Ignyte. The transactions contemplated by the Business Combination Agreement are referred to herein as the “Business Combination.” Upon the closing of the Business Combination, Ignyte as the registrant changed its name to “Peak Bio, Inc.”

Risks and Uncertainties

The Company relies, and expects to continue to rely, on a small number of vendors to provide services, supplies and materials related to its research and development programs. These research and development programs could be adversely affected by a significant interruption in these services or the availability of materials.

Going Concern

Since inception, the Company has incurred significant net losses. The Company incurred net losses of $6.8 million and $2.1 million for the three months ended March 31, 2023 and 2022, respectively, and $13.1 million and $8.3 million for the years ended December 31, 2022 and 2021, respectively. The Company had not initially been capitalized with sufficient funding to conduct its operations. Since the Company had no available cash or credit facilities, the Company was dependent upon Peak Bio Co., Ltd. (formerly pH Pharma Ltd) and its affiliates to provide services and funding to support the operations of the Company through the closing of the Business Combination. The Company expects to incur significant expenses and operating losses for the foreseeable future as it continues its efforts to identify product candidates and seek regulatory approvals within its portfolio.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or classification of liabilities that might result from the outcome of the uncertainties discussed above.

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

2.
Summary of Significant Accounting Policies

For the three months ended March 31, 2023, there have been no changes to the significant accounting policies as disclosed in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Consolidated Financial Statements”).

Unaudited Financial Information

The Company’s unaudited condensed consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. In the Company’s opinion, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2022.

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

Basis of Presentation After Consummation of Business Combination Agreement

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, Ignyte is treated as the “acquired” company and Peak Bio Co., Ltd. is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Peak Bio issuing stock for the net assets of Ignyte, accompanied by a recapitalization.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. Itis at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Net Loss Per Share

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

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	March 31,	December 31
	2023	2022
Stock options to purchase common stock	1,750,967	1,750,967
Warrants to purchase common stock	5,867,045	5,867,045

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2016-13. The guidance is effective for fiscal years beginning after December 15, 2022. The adoption of ASU No. 2016-13 on January 1, 2023 did not have a material effect on the Company's financial statements..

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

3.
Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31
	2023	2022
Lab equipment	$682,209	$682,209
Leasehold improvements	41,578	41,578
Computer and office equipment	25,380	120,774
Computer software	3,725	3,725
Gross property and equipment	$752,892	$848,286
Less: accumulated depreciation	(497,148)	(471,638)
Net property and equipment	$255,744	$376,648

Depreciation expense was $41,409 and $41,109 for the three months ended March 31, 2023 and 2022, respectively.

4.
Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31
	2023	2022
Professional fees	$—	$608,846
Employee compensation costs	2,150,126	1,364,142
Other liabilities	48,442	65,303
Total accrued expenses and other current liabilities	$2,198,568	$2,038,291

5.
Share-Based Compensation

For the three months ended March 31, 2023, share-based compensation expense was $0.2 million. For the three months ended March 31, 2022, the share-based compensation expense allocated to the Company was $0.1 million. As of March 31, 2023, there was $0.5 million of unrecognized compensation cost related to unvested stock-based compensation arrangements that is expected to be recognized over a weighted average period of 0.8 years.

The following table summarizes the stock option activity:

	Number of Options	Weighted-average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2022	1,750,967	$5.36	2.9	$486,097
Granted	—	$—
Cancelled/Forfeited	—	$—
Exercised	—	$—
Outstanding at March 31, 2023	1,750,967	$5.36	2.8	$47,326
Exercisable at March 31, 2023	1,504,821	$4.93	2.3	$47,326

The following table summarizes information related to share-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss related to the equity awards:

	Three Months Ended March 31,
	2023	2022
Research and development	$102,488	$95,657
General and administrative	62,519	12,357
Total equity-based compensation	$165,007	$108,014

For the three months ended March 31, 2023, the Company extended the term of certain outstanding options to allow the exercise of these options for an additional one year period. The fair value of the stock options is estimated on the date of grant and modification using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2023	2022
Expected volatility	79.3%	75.1%
Risk-free interest rate	4.66%	1.81%
Expected term (in years)	1.0	7.0
Expected dividend yield	0%	0%

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

The following table presents a roll-forward of the fair value of the convertible notes payable, derivative liability, derivative asset and warrant liability that will continue to be measured at fair value on a recurring basis for which fair value is determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy as of March 31, 2023. The valuation models used to determine the fair value at each reporting date require management judgment and pricing inputs from observable and unobservable markets, including projected share prices and probabilities of success. Significant deviations from these estimates and inputs could result in a material change in fair value.

	Convertible Notes Payable	Derivative Liability	Derivative Asset	Warrant Liability
Balance at December 31, 2022	$1,374,698	$166,000	$13,000	$525,000
Fair value adjustments	40,797	(1,000)	(13,000)	(525,000)
Balance at March 31, 2023	$1,415,495	$165,000	$—	$—

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

The derivative asset, accounted for under ASC 815, “Derivatives and Hedging,” for a put option related to the Key Company Stockholder Forward Purchase Agreement entered into in April 2022 had a fair value of $13,000 on December 31, 2022, which is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. The significant unobservable inputs used to determine the fair value is the probability of the key company stockholder obtaining a margin loan and the Company meeting the NASDAQ listing requirements. The fair value of the Key Company Stockholder Forward Purchase Agreement at December 31, 2022 was valued using a probability weighted scenario analysis with a Black Scholes Option Pricing Model based on a stock price of $4.21, expected volatility of 82.2%, risk-free rate of 4.5% and discounted at 0.5% for the probability of the Company closing the Business Combination Agreement, the key company stockholder obtaining a margin loan and the Company meeting the NASDAQ listing requirements. The fair value of the Key Company Stockholder Forward Purchase Agreement at March 31, 2023 was valued at $0 as the time to fund concluded on March 31, 2023, resulting in a change in fair value of derivative asset of $13,000 for the three months ended March 31, 2023.

The White Lion Purchase Agreement qualifies as a standby equity purchase agreement under ASC 815 “Derivatives and Hedging” and includes an embedded put option and an embedded forward option. The put option is recognized on inception and the forward option is recognized upon issuance of notice for the sale of the Company's Common Stock. As at December 31, 2022, there were no notices issued to White Lion for the sale of Common Stock of the Company. The derivative liability, accounted for under ASC 815, “Derivatives and Hedging,” for a put option related to the White Lion Purchase Agreement entered into on November 3, 2022 had a fair value of $1,000 on December 31, 2022, which is considered to be a Level 3 fair value measurement as the fair value was determined based on significant inputs not observable in the market. The significant unobservable inputs used to determine the fair value were the projected volume weighed average share price at each trading date and the use of the maximum draw down potential. The fair value at December 31, 2022 of the White Lion Purchase Agreement was determined using a Monte Carlo simulation based on the projected stock price of $4.19, expected volatility of 81.0%, risk-free rate of 4.16% and discounted at 0.25% for the probability of the Company timely filing all SEC documents and meeting the NASDAQ listing requirements. The fair value of the White Lion Purchase Agreement at March 31, 2023 was valued using a Monte Carlo simulation based on the projected stock price of $0.65, expected volatility of 78%, risk-free rate of 3.84% and discounted by 5.0% for the probability of the Company timely filing all SEC documents and meeting the OTC Market listing requirements resulting in a change in fair value of $1,000 for the three months ended March 31, 2023 and a derivative liability of $0 at March 31, 2023.

In November 2022, upon consummation of the Business Combination, the Company assumed 2,500,000 Private Placement Warrants (as defined in Note 10). The Private Placement Warrants were accounted for under ASC 815, “Derivatives and Hedging,” pursuant to which the Private Placement Warrants do not meet the criteria for equity classification and must be recorded as liabilities. The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. The fair value of the Private Placement Warrants was discounted to present value at March 31, 2023, utilizing the Company's stock price of $0.65, a risk-free rate of 4.59%, and expected volatility of 14% of the Company's common stock.

The Company believes the carrying amounts of its cash and cash equivalents, related party loan and current note payable approximate their fair values due to their near-term maturities. There were no transfers among Level 1, Level 2 or Level 3 categories in the three months ended March 31, 2023 and 2022.

7.
Related Party Transactions and Shared Service Costs

Transactions entered into between the Company and pH Pharma Ltd were included within the condensed consolidated financial statements and are considered related party transactions and have been adjusted to Deficit within the condensed consolidated balance sheets and statements of cash flows as they represent an investment to the Company. The components of the net transfers from pH Pharma Ltd as of March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
Corporate allocations
Research and development	$—	$482,160
Selling, general and administrative	—	72,345
Accounts payable and general financing activities	—	809,469
Net increase in contributions from member	$—	$1,363,974

On March 1, 2022, the Company and pH Pharma Ltd entered into an administrative services and facilities agreement whereby pH Pharma Ltd will perform services, functions and responsibilities for the Company. Under the agreement, the Company paid pH Pharma Ltd $100,000 per month through August 30, 2022 and paid $15,000 from September 1, 2022 through February 28, 2023 based on the estimated value of the level of service to be performed. Additionally, the Company will pay pH Pharma Ltd $3,000 per month in lease payments. At March 31, 2023 and December 31, 2022, the Company recorded a liability to accounts payable of $345,808 and $426,673 related to this agreement.

At March 31, 2023 and December 31, 2022, the Company recorded a liability of $2,122,710 and $1,885,843, respectively, for unpaid compensation due to current and former directors and officers of which $1,892,060 and $1,095,043, respectively, is included in accrued expenses and $230,650 and $790,800, respectively, is included in other non-current liabilities of which is included in accrued liabilities.

Employment Agreements

In January 2022, the Company entered into an employment agreement with its founder and director. The effective date of the employment agreement was February 1, 2022, and was subject to the completion of the Business Combination. As part of the agreement, the Company agreed to repay its founder and director $1.5 million in forwent salary over a period of four years. Further, the employment agreement provides for the payment of success fees in connection with future business or corporate development transactions (licensing, product development and acquisitions).

In March 2022, the Company entered into an employment agreement with its chief operating officer which was subject to the completion of the Business Combination. The agreement provides for confirmation of Peak

Bio’s previously agreed upon success fee payment upon consummation of the business combination with Ignyte in the amount of $250,000 and the payment of success fees in connection with future business or corporate development transactions (licensing, product development and acquisitions).

8.
Leases

On January 1, 2022, the Company adopted ASC 842 using the modified retrospective transition approach allowed under ASU 2018-11 which releases companies from presenting comparative periods and related disclosures under ASC 842 (Note 2). The Company adopted the standard under the modified retrospective approach and the effective date is as of the initial application. Consequently, financial information was not updated, and the disclosures required under ASU 2016-02 are not provided for dates and periods prior to January 1, 2022. The Company is party to one operating lease for office and laboratory space. The Company does not have any finance leases. The Company has elected to apply the short-term lease exception to all leases of one year or less. As of March 31, 2023, this exception does not apply to any of the operating leases for office and laboratory space. Further, the Company has applied the guidance in ASC 842 to our corporate office and laboratory leases and have determined that these should be classified as operating leases. Consequently, as a result of the adoption of ASC 842, the Company recognized a ROU lease asset of approximately $4.2 million with a corresponding lease liability of approximately $4.4 million based on the present value of the minimum rental payments of such leases. In accordance with ASC 842, the beginning balance of the ROU lease asset was reduced by the existing deferred rent liability at inception of approximately $241,000.

In October 2021, the Company entered into a lease for laboratory and office facilities in Palo Alto, California that expires in April 2027 with a five-year renewal option and opened a secured letter of credit with a third-party financial institution in lieu of a security deposit for $177,000. Base rent for this lease is approximately $89,000 monthly with annual escalations of 3%. In March 2023, the Company vacated the premises and returned possession of the premises to the landlord in April 2023. The full amount of the security deposit has been applied to back rent and the Company is still responsible for the outstanding payments under the lease. The Company recognized a $3.5 million impairment loss on operating lease right of use asset for the three months ended March 31, 2023.

Rent expense for the three months ended March 31, 2023 and 2022 was $0.3 million and $0.3 million, respectively.

Quantitative information regarding the Company’s leases for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
Operating cash flows paid for amounts included in the measurement of lease liabilities	$177,111	$141,542
Operating lease liabilities arising from obtaining right of use assets	$-	$4,189,492
Weighted-average remaining lease terms (years)	4.1	5.0
Weighted-average discount rate	10.0%	10.0%

Future lease payments under noncancelable leases are as follows at March 31, 2023:

Operating Lease
2023 (remaining nine months)	$979,745
2024	1,189,454
2025	1,223,029
2026	1,257,612
2027	422,107
Thereafter	—
Total future minimum lease payments	$5,071,947
Less: imputed interest	(917,000)
Total future minimum lease payments	$4,154,947

9.
Commitments and Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations. At each reporting period, the Company evaluates known claims to determine whether a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.

10.
Stockholders' Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share, of which no shares were issued and outstanding at March 31, 2023.

Common Stock

Peak Bio, Inc. is authorized to issue 60,000,000 shares of common stock with a par value of $0.0001 per share (the “Common Stock”). The Spin-Off (as defined below) was completed on March 1, 2022, prior to the execution of the Business Combination Agreement, with Peak Bio retaining 8,283,613 shares of the Company's common stock.

In May 2022, the Company entered into an agreement with a certain investor in which the investor purchased an aggregate of 63,856 shares of Peak Bio Co., Ltd. common stock for aggregate gross proceeds of approximately $1.2 million.

PIPE Subscription Agreements

In November 2022, concurrent with the closing of the Business Combination, the Company entered into subscription agreements with certain investors in which the investors purchased, in a private placement, an aggregate of 302,500 shares of Common Stock and 281,325 warrants to purchase shares of Ignyte Common Stock, at an exercise price of $0.01 per share for aggregate gross proceeds of $3.025 million. The warrants are on terms substantially the same as the outstanding warrants that were included in the units issued in Ignyte's initial public offering, except that the warrants are non redeemable, and the warrants are exercisable for one year.

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

In April 2023, the Company received notice from its founder and director informing the Company that he would not consummate the purchase of the Key Company Stockholder Forward Purchase Agreement as a result of the Company’s failure to satisfy the condition to be listed on Nasdaq as required by the agreement. As a result, the Company cancelled and forfeited the 1,930,501 shares of common stock being held in escrow.

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

In March 2023, the Company entered into an amendment to the White Lion Purchase Agreement to give the Company the right, but not the obligation to require White Lion to purchase shares of the Company's common stock while trading on the OTC Market. Under the terms of the amendment, at an applicable Percentage Limit of 200%, the Purchase Price to be paid by White Lion for any such shares will equal 90% of the lowest daily volume-weighted average price of Common Stock during a period of six consecutive Trading Days following the applicable Purchase Notice Date if the Company is listed on the OTC Market with the exception of the OTC Pink or OTC Bulletin Board, in which case the Purchase Price will equal 85% of the lowest daily volume-weighted average price of Common Stock during a period of six consecutive Trading Days following the applicable Purchase Notice Date. Further, the Company will issue to White Lion within five (5) Trading Days following the effective date of the amendment fully paid, non-assessable shares of the Company's Common Stock equal to the quotient obtained by dividing (i) $250,000 and (ii) the lowest traded sale price of the common stock of the 10 (ten) Trading Days prior to the effective date of the amendment, minus 50,200. In March 2023, the Company issued 412,763 shares of its common stock to White Lion.

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

Public Warrants

In November 2022, upon consummation of the Business Combination, the Company assumed 2,875,000 public warrants (the “Public Warrants”). Each Public Warrant entitles the holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment as discussed herein. The Public Warrants became exercisable 30 days after the completion of the Business Combination. However, no Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the Public Warrants, multiplied by the difference between the exercise price of the Public Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the shares of common stock for the 5 trading days ending on the trading day prior to the date of exercise. The Public Warrants will expire on the fifth anniversary of the completion of an initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company may call the Public Warrants for redemption:

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

If the Company calls the Public Warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the Public Warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the Public Warrants, multiplied by the difference between the exercise price of the Public Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the shares of common stock for the 5 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Public Warrants.

Private Placement Warrants

In November 2022, upon consummation of the Business Combination, the Company assumed 2,500,000 private placement warrants (the “Private Placement Warrants”). Each Private Placement Warrant will entitle the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment.

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

A summary of the Company's outstanding warrants at March 31, 2023 is as follows:

Description	Number of Warrants	Exercise price per share	Expiration Date
Private Placement Warrants	2,500,000	$11.50	11/1/2027
Public Warrants	2,875,000	$11.50	11/1/2027
Other Warrants	492,045	$0.01	11/1/2023
Outstanding Warrants	5,867,045

11.
Grant Revenue

Government grants

Department of Defense, US Army Medica Research Acquisition Activity – this grant is for work on a COVID-19 therapeutic with a potential of $4.0 million, awarded in stages starting in January 2021 and with potential stages running through September 2026. For the three months ended March 31, 2023 and 2022, grant revenue of $13,854 and $52,950 was recognized from this grant. Approximately $2.9 million in funding remains available for this grant at March 31, 2023

12.
Debt

Related Party Loans

In August 2021, the Company received proceeds from a loan in the amount of approximately $1.5 million from its founder and director. The loan, which was scheduled to mature on July 31, 2022, bears interest at a rate of 1.0% per annum. The loan is evidenced by a promissory note dated August 6, 2021, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

In January 2022, the Company entered into an employment agreement with its founder and director. As part of the agreement, the Company agreed to repay $0.5 million of the $1.5 million outstanding under the related party loan upon closing of the Ignyte transaction. The remaining $1.0 million plus accrued interest will be repaid pursuant to the discretion of the Company’s Board of Directors. The Company repaid $150,000 of the loan in December 2022. At March 31, 2023 and December 31, 2022, there was $1.35 million outstanding under this loan.

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

In May 2022, the Company’s founder and director repaid to Venn the $400,000 upfront payment and the License Agreement was terminated. At March 31, 2023 and December 31, 2022, the Company recorded a liability to related party loans of $400,000 related to this payment.

In May 2022, the Company received proceeds from a loan in the amount of approximately $23,000 from an employee of the Company to settle certain payables of the Company. The loan accrues interest at 4% per annum and was repaid in December 2022.

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

In November 2022, upon consummation of the Business Combination, the Company assumed a promissory note of $211,643 with Ignyte Sponsor LLC. The principal balance of the promissory note was payable in cash upon consummation of the Business Combination. No interest shall accrue on the unpaid principal balance of the promissory note. At March 31, 2023 and December 31, 2022, the Company recorded a liability for the promissory note of $211,643. In May 2023, all amounts owed under this promissory note were cancelled and forgiven.

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

On the maturity date, the note holder may, in its sole and absolute discretion, convert all or part of the principal and/or accrued interest of this convertible note into shares of common stock of the Company at a per share conversion price equal to 90% of the volume weighted average price of a share of common stock of the Company for the five trading days immediately prior to the maturity date. The Company determined that the conversion upon maturity represents an embedded derivative that requires bifurcation and separate accounting. The Company determined the embedded derivative liability fair value to be $165,000 and recorded the remaining proceeds to convertible note payable. The fair value of the derivative liability at March 31, 2023 and December 31, 2022 was $165,000. The allocation of funds to the derivative liability resulted in a discount to the convertible notes of $165,000 which is being amortized to interest expense over the term of the convertible notes. The Company recorded interest expense for the three months ended March 31, 2023 related to the amortization of the discount to the convertible notes of $40,797.

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

The total premiums, taxes and fees financed is approximately $1,006,342 with an annual interest rate of 7.20%. In consideration of the premium payment by Lender to the insurance companies or the Agent or Broker, the Company unconditionally promises to pay Lender the amount Financed plus interest and other charges permitted under the Agreement. At March 31, 2023 and December 31, 2022, the Company recognized $575,985 and $921,576, respectively, as an insurance financing note payable in its consolidated balance sheets. The Company will pay the insurance financing through monthly installment payments through August 1, 2023.

13.
Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision (benefit) for income taxes on a quarterly basis based on the estimated annual effective income tax rate. The Company's effective tax rate from continuing operations was 0.0% and 0.25% for the three months ended March 31, 2023 and 2022 respectively. The Company recognized tax expense of $0 for the three months ended March 31, 2023 and a tax benefit of $3,500 for the three months ended March 31, 2022.

14.
Subsequent Events

The Company has concluded that no subsequent events have occurred that require disclosure, except for those referenced below and as disclosed in Note 10 and Note 12 to the condensed consolidated financial statements.

Debt

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of Peak Bio’s financial condition and results of operations together with Peak Bio’s unaudited interim condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to plans and strategy for Peak Bio’s business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors” of this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2022, Peak Bio’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the impor8tant factors that could cause actual results to differ materially from Peak Bio’s forward-looking statements. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Unless otherwise indicated or the context otherwise requires, references in this Peak Bio’s Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “Peak Bio,” “we,” “us,” “our” and other similar terms refer to Peak Bio Co., Ltd (excluding the Non-Peak Bio Assets transferred in the Spin-Off) prior to the Business Combination and to Peak Bio, Inc. and its consolidated subsidiaries after giving effect to the Business Combination.

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

We have incurred significant losses since the commencement of our operations. Our net loss was $6.8 million for the three months ended March 31, 2023 and $13.1 million and $8.3 million for the years ended December 31, 2022 and 2021, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our efforts to identify product candidates and seek regulatory approvals within our portfolio of product candidates. These losses have resulted primarily from costs incurred in connection with research and development activities and to a lesser extent from general and administrative costs associated with our operations. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our research and development activities.

Recent Developments

Financing

Key Company Stockholder Agreements

In March 2023, we received proceeds from a loan in the amount of $250,000 from our founder and director. The loan matures on December 31, 2023 and bear interest at a rate of 5.0% per annum. The loan was evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The loan may be prepaid by us at any time prior to maturity without the consent of the lender.

In April 2022, we entered into a forward purchase agreement (the “Key Company Stockholder Forward Purchase Agreement”) with our founder and director, Hoyoung Huh (the “Key Company Stockholder”). In April 2023, we entered into a subscription agreement with our founder and director to replace and supersede the Key Company Stockholder Forward Purchase Agreement, to provide for the conversion of the loans made by the Key Company Stockholder totaling $1,750,000 plus interest into convertible notes and warrants to purchase shares of our Common Stock, and to cancel and forfeit the 1,930,501 shares of Common Stock being held in escrow.

White Lion Common Stock Purchase and Registration Rights Agreements

In March 2023, we entered into an amendment to the White Lion Purchase Agreement to give us the right, but not the obligation to require White Lion to purchase shares of our common stock while trading on the OTC Market. Under the terms of the amendment, at an applicable Percentage Limit of 200%, the Purchase Price to be paid by White Lion for any such shares will equal 90% of the lowest daily volume-weighted average price of Common Stock during a period of six consecutive Trading Days following the applicable Purchase Notice Date if we are listed on the OTC Market with the exception of the OTC Pink or OTC Bulletin Board, in which case the Purchase Price will equal 85% of the lowest daily volume-weighted average price of Common Stock during a period of six consecutive Trading Days following the applicable Purchase Notice Date. Further, we will issue to White Lion within five (5) Trading Days following the effective date of the amendment fully paid, non-assessable shares of our Common Stock equal to the quotient obtained by dividing (i) $250,000 and (ii) the lowest traded sale price of the common stock of the 10 (ten) Trading Days prior to the effective date of the amendment, minus 50,200. In March 2023,we issued 412,763 shares of our common stock to White Lion.

In addition, in the event we do not issue Purchase Notices (as defined in the White Lion Purchase Agreement) to White Lion providing for the purchase of at least $1,000,000 of Purchase Shares (as defined in the White Lion Purchase Agreement) in the aggregate within 180 days following the effective date of the amendment, we will issue to White Lion an additional number of fully paid, non-assessable shares of common stock equal to the quotient obtained by dividing (i) $100,000 and (ii) the lowest Closing Sale Price (as defined in the White Lion Purchase Agreement) of Common Stock of the 10 (ten) Trading Days prior to the 180th day following the effective date of the amendment.

Convertible Notes

In April 2023, we entered into separate subscription agreements for the issuance of convertible promissory notes (the "2023 Convertible Notes") in the aggregate principal amount of $2,195,034 and an aggregate amount of 3,658,390 warrants. (the “Warrants”). The 2023 Convertible Notes will be convertible into shares of our common stock at $0.60 per share. For each share into which a 2023 Convertible Note is convertible, the investor received Warrants to purchase an equal amount of shares of our common stock at $0.60 per share. In connection with the issuance of the 2023 Convertible Notes and the Warrants, in consideration for its services in respect of the financing described above, we also issued the Placement Agent purchase warrants (the “Placement Agent Warrant”) to purchase 209,670 shares of our common stock at a price per share of $0.60. The Placement Agent Warrant has a 5-year term. In addition, we paid the Placement Agent a commission of approximately $125,000.

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

The Spin-Off resulted in Peak Bio Co., Ltd. retaining the PHP-303 and PH-1 ADC Platform programs. Historically and throughout the periods presented, the PHP-303 and PH-1 ADC Platform programs have been owned by pH Pharma Co., Ltd and its subsidiaries (prior to the change of its name to Peak Bio Co., Ltd.). The PHP-303 and PH-1 ADC Platform programs have historically operated as a part of pH Pharma Co., Ltd and not as a separate stand-alone entity or group. The Spin-Off resulted in Peak Bio Co., Ltd. retaining approximately 90% of the equity outstanding in pH Pharma Co., Ltd., consisting of 8,283,613 shares of common stock and 693,000 stock options.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, depreciation expense and other expenses for outside professional services, including legal fees relating to patent and corporate matters, human resources, audit and accounting services and facility-related fees not otherwise included in research and development expenses. Personnel costs consist of salaries, benefits and equity-based compensation expense, for our personnel in executive, finance and accounting, business operations and other administrative functions. We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, increased costs of expanding our operations and operating as a public company. These increases will likely include increases related to the hiring of additional personnel, fees to outside consultants, lawyers and accountants, and increased costs associated with being a public company such as expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, director and officer insurance premiums and investor relations costs.

Results of Operations for the three months ended March 31, 2023 and 2022

The following table provides our selected financial information:

	Three Months Ended March 31,		Change
	2023	2022	Amount
Revenues	$13,854	$52,950	$(39,096)
Operating expenses
Research and development	713,106	1,406,173	(693,067)
General and administrative	3,004,823	972,826	2,031,997
Impairment loss on operating lease right-of-use asset	3,513,999	—	3,513,999
Total operating expenses	7,231,928	2,378,999	4,852,929
Loss from operations	(7,218,074)	(2,326,049)	(4,892,025)
Other income, net	451,240	222,114	229,126
Loss before income tax expense	$(6,766,834)	$(2,103,935)	$(4,662,899)

Revenue

Our revenue has historically been generated through grants from government organizations. The total revenue for government grants was $13,854 and $52,950 for the three months ended March 31, 2023 and 2022, respectively.

Research and Development Expense

The following table summarizes our research and development expenses:

	Three Months Ended March 31,
	2023	2022
Third-party direct project expenses
PHP-303	$21,611	$59,234
PH-1 ADC Platform	58,272	149,962
General program expenses and other pre-clinical programs	—	333,265
Total third-party direct project expenses	79,883	542,461
Other research and development costs
Personnel costs	401,734	490,423
Facilities and other costs	231,489	373,289
Total other research and development costs	633,223	863,712
Total research and development costs	$713,106	$1,406,173

Research and development expense decreased by $0.7 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to decreases in direct project expenses related to the PH-1 ADC Platform of $0.1 million and general program expenses and other pre-clinical programs of $0.3 million. In addition, there was a decrease in personnel costs of $0.1 million driven by a reduction of staff during 2022 and a decrease to facilities and other costs of $0.1 million.

General and Administrative Expense

General and administrative expense increased by $2.0 million during the three months ended March 31, 2023 and 2022 compared to the three months ended March 31, 2022. The increase was primarily driven by an increase in D&O insurance of $0.5 million, increase in wages of $0.5 million and increase in professional fees related to public filings of $0.4 million.

Impairment Loss on Operating Lease Right-of-Use Asset

We recognized an impairment loss on the operating lease right-of-use asset of $3.5 million due to the abandonment of the premises in Palo Alto, California for the three months ended March 31, 2023

Other Income, Net

Other income, net increased by $0.2 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to a fair value adjustment to the warrant liability of $0.5 million for the three months ended March 31, 2023, partially offset by the receipt of an employee retention credit of $0.2 million for the three months ended March 31, 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $6.8 million for the three months ended March 31, 2023 and $13.1 million and $8.3 million for the years ended December 31, 2022 and 2021, respectively. At March 31, 2023 we had cash of $0.6 million. In March and April 2023, we received proceeds of $2.2 million from the issuance of convertible debt and $0.3 million from a loan with our founder and director, Dr. Huh. Our primary uses of cash to date have been to fund our research and development activities, business planning, establishing and maintaining our intellectual property portfolio, and providing general and administrative support for our operations.

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

Cash Flows Discussion

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(1,440,075)	$(1,165,732)
Net cash used in investing activities	—	—
Net cash provided by financing activities	1,144,429	1,250,578
Net (decrease) increase in cash, cash equivalents and restricted cash	$(295,646)	$84,846

Operating Activities

During the three months ended March 31, 2023, net cash used in operating activities was $1.4 million, due to our operating loss of $6.8 million and a change in the fair value of warrant liability of $0.5 million, partially offset by non-cash items including impairment loss on operating right of use asset of $3.5 million, amortization of right-of-use asset of $0.2 million and share-based compensation of $0.2 million, as well as a decrease in working capital of $1.6 million.

During the three months ended March 31, 2022, net cash used in operating activities was $1.2 million, due to our operating loss of $2.1 million, partially offset by amortization of right-of-use asset of $0.2 million, share-based compensation of $0.1 million and a decrease in working capital of $0.6 million.

Investing Activities

During the three months ended March 31, 2023 and 2022, there was no net cash used in investing activities.

Financing Activities

During the three months ended March 31, 2023 net cash provided by financing activities was driven by the net proceeds from advances payable of $1.2 million and proceeds from a related party loan of $0.3 million, partially offset by repayment of the insurance financing of $0.3 million.

During the three months ended March 31, 2022, net cash provided by financing activities was driven by the net proceeds from pH Pharma Ltd of $1.3 million.

Contractual Obligations and Commitments

In October 2021, we entered into a lease for laboratory and office facilities in Palo Alto, California that expires in March 2027 with a five-year renewal option and opened a secured letter of credit with a third-party financial institution in lieu of a security deposit for $177,000. Base rent for this sublease is approximately $89,000 monthly with annual escalations of 3%. In March 2023, we vacated the premises and returned possession of the premises to the landlord in April 2023. The full amount of the security deposit has been applied to back rent and we are still responsible for the outstanding payments under the lease.

On March 1, 2022, we and pH Pharma Ltd entered into an administrative services and facilities agreement whereby pH Pharma Ltd will perform services, functions and responsibilities for us. Under the agreement, we paid pH Pharma Ltd $100,000 per month through August 30, 2022 and $15,000 from September 1, 2022 through February 28, 2023 based on the estimated value of the level of service to be performed. Additionally, we will pay pH Pharma Ltd $3,000 per month in lease payments. At March 31, 2023 we recorded a liability to accrued expenses of $345,808 related to this agreement.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2023 and December 31, 2022.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited interim condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America and our discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the revision affects both current and future periods.

Our significant accounting policies and estimates are described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on June 29, 2023, which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.

There have been no material changes to our critical accounting policies and estimates as from the date upon which we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 with the SEC.

Recently Issued Accounting Standards

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

JOBS Act Accounting Election

We qualify as an “emerging growth company” as defined in the JOBS Act. An emerging growth company may take advantage of reduced reporting requirements that are not otherwise applicable to public companies. These provisions include, but are not limited to:

•
being permitted to present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q;
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

We have elected to take advantage of certain of the reduced disclosure obligations in this Form 10-Q and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our shareholders may be different than the information you receive from other public companies in which you hold stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and research and development contracts. We do not believe that inflation has had a material effect on our financial results during the periods presented.

Concentration of Credit Risk

We received 100% of our revenue through a grant from a government organization during the three months ended March 31, 2023 and the year ended December 31, 2022. To date, no receivables have been written off.

Interest Rate Risk

As of March 31, 2023 and December 31, 2022, we had a cash balance of $0.6 million, $0.7 million, respectively, all of which were maintained in business checking accounts and money market accounts in the U.S. and South Korea. Our primary exposure to market risk is to interest income volatility, which is affected by changes in the general level of interest rates. As such rates are at a near record low, a 10% change in the market interest rates would not have a material effect on our business, financial condition or results of operations.

Foreign Currency Risk

We conduct our business in U.S. dollars and, thus, are not exposed to financial risks from exchange rate fluctuations between the U.S. dollar and other currencies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our internal controls over financial reporting were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q due to material weaknesses as describe herein.

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
o
Completeness and proper cutoff of accrued liabilities including $1.4 million of unpaid compensation due to its former Chief Executive Officer under the terms of an executive employment agreement;
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

Changes in Internal Control

Except as noted above, there has been no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. At each reporting date, we evaluate whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. We expense the costs related to our legal proceedings as incurred.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition, or results of operations. There have been no material changes in or additions to the risk factors referred to in the previous sentence.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
10.1

Form of Convertible Note and Warrant Subscription Agreement, dated April 28, 2023, by and between Peak Bio, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).

10.2	Form of Convertible Note, dated April 28, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).
10.3	Form of Warrant, dated April 28, 2023 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).
10.4

Key Company Stockholder Subscription Agreement, dated April 28, 2023, by and between Peak Bio, Inc. and Hoyoung Huh (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).

10.5

Purchase Warrant, dated April 28, 2023, issued to Paulson Investment Company, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAK BIO, INC.

Date: July 11, 2023	By:	/s/ Stephen LaMond
Stephen LaMond
Interim Chief Executive Officer and Director
(principal executive officer)

Date: July 11, 2023	By:	/s/ Timothy Cunningham
Timothy Cunningham
Acting Chief Financial Officer

(principal financial and accounting officer)