Form 10-Q
period 2023-06-30
Peak Bio, Inc.
filed 2023-08-18
CIK 1834645

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 18, 2023, the registrant had 21,903,843 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PEAK BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$214,369	$654,892
Derivative asset	—	13,000
Prepaid expenses and other current assets	1,299,423	2,562,901
Total current assets	1,513,792	3,230,793
Property and equipment, net	219,915	376,648
Restricted cash	60,000	239,699
Operating lease right-of-use asset	—	3,681,072
Noncurrent assets	1,500	1,500
Total assets	$1,795,207	$7,529,712
Liabilities and deficit
Current liabilities
Accounts payable	$5,128,097	$3,618,026
Accrued expenses	2,603,518	2,038,291
Operating lease liability, current	4,254,579	720,577
Insurance financing payable	230,394	921,576
Derivative liability	1,562,379	166,000
Convertible note payable	2,242,807	1,374,698
Convertible note payable, related party	1,089,903	—
Related party loan	901,370	1,961,953
Total current liabilities	18,013,047	10,801,121
Operating lease liability, net of current portion	—	3,507,268
Warrant liability	2,870,757	525,000
Other noncurrent liabilities	230,650	790,800
Total liabilities	21,114,454	15,624,189
Commitments and contingencies (Note 9)
Equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value of $0.0001 per share; 60,000,000 shares authorized; 20,862,177 shares issued and outstanding as of June 30, 2023, and 21,713,248 shares issued and 19,782,747 shares outstanding as of December 31, 2022, respectively.	2,086	1,978
Additional paid-in capital	18,623,833	17,219,593
Accumulated net parent investment in Peak Bio	—	—
Accumulated deficit	(38,056,626)	(25,345,566)
Accumulated other comprehensive income	111,460	29,518
Total deficit	(19,319,247)	(8,094,477)
Total liabilities and deficit	$1,795,207	$7,529,712

See accompanying notes to the condensed consolidated financial statements.

PEAK BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenue
Grant revenue	$—	$100,916	$13,854	$153,866
Total revenue	—	100,916	13,854	153,866
Operating expenses
Research and development	371,154	1,168,564	1,084,260	2,574,737
General and administrative	2,299,058	1,560,182	5,303,880	2,533,008
Impairment loss on operating lease right-of-use asset	—	—	3,513,999	—
Total operating expenses	2,670,212	2,728,746	9,902,139	5,107,745
Loss from operations	(2,670,212)	(2,627,830)	(9,888,285)	(4,953,879)
Other (expense) income
Interest income	20	564	26	2,102
Interest expense	(998,548)	—	(1,059,934)	(4,005)
Fair value adjustment to warrant liability	(712,857)	—	(187,857)	—
Fair value adjustment to derivative	(548,233)	—	(560,233)	—
Other (expense) income	(29)	98,608	(409)	323,189
Loss on extinguishment of debt	(1,014,368)	—	(1,014,368)	—
Total other (expense) income, net	(3,274,015)	99,172	(2,822,775)	321,286
Loss before income tax expense	(5,944,227)	(2,528,658)	(12,711,060)	(4,632,593)
Income tax benefit	—	5,800	—	9,300
Net loss	$(5,944,227)	$(2,522,858)	$(12,711,060)	$(4,623,293)
Other comprehensive loss:
Foreign currency translation	10,366	(39,046)	81,942	(64,586)
Total comprehensive loss	$(5,933,861)	$(2,561,904)	$(12,629,118)	$(4,687,879)
Basic and diluted weighted average shares outstanding	20,254,118	17,162,742	20,047,100	17,199,290
Basic and diluted net loss per share	$(0.29)	$(0.15)	$(0.63)	$(0.27)

See accompanying notes to the condensed consolidated financial statements.

PEAK BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2021	17,162,742	$1,716	$6,428,837	$88,443	$(8,454,264)	$(1,935,268)
Capital contribution from parent	—	—	1,363,974	—	—	1,363,974
Foreign currency translation	—	—	—	(25,540)	—	(25,540)
Net loss	—	—	—	—	(2,100,435)	(2,100,435)
Balance, March 31, 2022	17,162,742	$1,716	$7,792,811	$62,903	$(10,554,699)	$(2,697,269)
Issuance of common stock	132,302	13	1,152,150	—	—	1,152,163
Foreign currency translation	—	—	—	(39,046)	—	(39,046)
Share-based compensation	—	—	165,777	—	—	165,777
Net loss	—	—	—	—	(2,522,858)	(2,522,858)
Balance, June 30, 2022	17,295,044	$1,729	$9,110,738	$23,857	$(13,077,557)	$(3,941,233)

Balance, December 31, 2022	19,782,747	$1,978	$17,219,593	$29,518	$(25,345,566)	$(8,094,477)
Issuance of common stock	412,763	41	249,959	—	—	250,000
Share-based compensation	—	—	165,007	—	—	165,007
Foreign currency translation	—	—	—	71,576	—	71,576
Net loss	—	—	—	—	(6,766,833)	(6,766,833)
Balance, March 31, 2023	20,195,510	$2,019	$17,634,559	$101,094	$(32,112,399)	$(14,374,727)
Issuance of common stock upon exercise of warrants	666,667	67	644,194	—	—	644,261
Extinguishment of related party debt	—	—	211,643	—	—	211,643
Share-based compensation	—	—	133,437	—	—	133,437
Foreign currency translation	—	—	—	10,366	—	10,366
Net loss	—	—	—	—	(5,944,227)	(5,944,227)
Balance, June 30, 2023	20,862,177	$2,086	$18,623,833	$111,460	$(38,056,626)	$(19,319,247)

See accompanying notes to the condensed consolidated financial statements.

PEAK BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(12,711,060)	$(4,623,293)
Adjustment to reconcile net loss to net cash used in operating activities
Share-based compensation	298,444	273,791
Depreciation	77,238	80,576
Impairment loss on operating lease right-of-use asset	3,513,999	—
Loss on disposal of equipment	79,495	—
Change in fair value of warrant liability	187,857	—
Change in fair value of derivative liability	560,233	—
Loss on extinguishment of debt	1,014,368	—
Issuance of shares for financing fee	250,000	—
Amortization of right-of-use lease asset	167,073	420,864
Accretion of convertible notes payable	994,944	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,262,146	(182,687)
Deferred offering costs	—	(470,772)
Accounts payable	1,517,293	1,613,112
Accrued expenses and other current liabilities	647,879	672,958
Operating lease liability	26,734	103,747
Other noncurrent liabilities	(560,150)	(184,959)
Net cash used in operating activities	(2,673,507)	(2,296,663)
Cash flows from investing activities
Purchase of property and equipment	—	(122,450)
Net cash used in investing activities	—	(122,450)
Cash flows from financing activities
Proceeds from issuance of common shares	400,000	1,152,163
Proceeds from convertible notes payable	2,195,034	—
Payment of debt issuance costs	(125,803)	—
Proceeds from net shareholder contributions	—	1,250,578
Repayment of insurance financing payable	(691,182)	—
Proceeds from related party loan	250,000	23,044
Net cash provided by financing activities	2,028,049	2,425,785
Net (decrease) increase in cash and cash equivalents	(645,458)	6,672
Effect of exchange rate changes on cash and cash equivalents	25,236	(64,586)
Cash and cash equivalents, beginning of year	894,591	442,477
Cash and cash equivalents, end of year	$274,369	$384,563
Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	214,369	147,563
Restricted cash	60,000	237,000
Total cash, cash equivalents and restricted cash	274,369	384,563
Non-cash investing and financing activities:
Exchange of related party loans for convertible notes, related party	$1,130,775	$—
Fair value of warrants issued with convertible notes, related party	$786,967	$—
Fair value of warrants issued with convertible notes	$1,615,194	$—
Fair value of derivative issued with convertible notes	$849,146
Operating lease liabilities arising from obtaining right-of-use assets	$—	$4,189,492
Related party loan entered into for settlement of accrued expenses	$—	$400,000

See accompanying notes to the condensed consolidated financial statements.

PEAK BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Description of the Business

Peak Bio, Inc., together with its consolidated subsidiaries (the “Company” or “Peak Bio”), is a clinical-stage biotechnology company focused on discovering, developing and delivering innovative therapies for multiple therapeutic areas. The Company has established a portfolio of potential therapies for the aging population. The Company’s pipeline includes the PHP-303 program for genetic disease, liver disease and inflammation, specifically for Alpha-1 antitrypsin deficiency (AATD) and acute respiratory distress syndrome (ARDS) including COVID-19. The Company’s pipeline also includes PH-1 ADC Platform for oncology.

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

The spin-off (the “Spin-Off”) of certain assets of pH Pharma Co., Ltd. was completed on March 1, 2022, prior to the execution of the Business Combination Agreement (as defined below) with Ignyte Acquisition Corp. (“Ignyte”), with Peak Bio retaining the PHP-303 and PH-1 ADC Platform programs. Historically and throughout the periods presented, the PHP-303 and PH-1 ADC Platform programs have been owned by pH Pharma Co., Ltd and its subsidiaries (prior to the change of its name to Peak Bio Co., Ltd.).

As of June 30, 2023, the Company’s wholly owned subsidiary was Peak Bio Co., Ltd., organized under the laws of the Republic of Korea, and its subsidiary Peak Bio CA, Inc., organized under the laws of California.

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

Going Concern

Since inception, the Company has incurred significant net losses. The Company incurred net losses of $12.7 million and $4.6 million for the six months ended June 30, 2023 and 2022, respectively, and $13.1 million and $8.3 million for the years ended December 31, 2022 and 2021, respectively. The Company had not initially been capitalized with sufficient funding to conduct its operations. Since the Company had no available cash or credit facilities, the Company was dependent upon Peak Bio Co., Ltd. (formerly pH Pharma Ltd) and its affiliates to provide services and funding to support the operations of the Company through the closing of the Business Combination. The Company expects to incur significant expenses and operating losses for the foreseeable future as it continues its efforts to identify product candidates and seek regulatory approvals within its portfolio.

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

2.
Summary of Significant Accounting Policies

For the six months ended June 30, 2023, there have been no changes to the significant accounting policies as disclosed in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Consolidated Financial Statements”).

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

Reclassification

During the six months ended June 30, 2022, the Company reclassified interest income from interest expense resulting in an increase in interest income of $2,102 and a corresponding decrease in interest expense of $2,102. The reclassification had no impact on total operating costs, loss from operations, net loss, earnings per share or total deficit.

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

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	June 30,	December 31
	2023	2022
Stock options to purchase common stock	1,749,102	1,750,967
Warrants to purchase common stock	10,953,063	5,867,045

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2016-13. The guidance is effective for fiscal years beginning after December 15, 2022. The adoption of ASU No. 2016-13 on January 1, 2023 did not have a material effect on the Company's financial statements.

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

3.
Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31
	2023	2022
Lab equipment	$682,209	$682,209
Leasehold improvements	41,578	41,578
Computer and office equipment	25,380	120,774
Computer software	3,725	3,725
Gross property and equipment	$752,892	$848,286
Less: accumulated depreciation	(532,977)	(471,638)
Net property and equipment	$219,915	$376,648

Depreciation expense was $35,829 and $39,467 for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense was $77,238 and $80,576 for the six months ended June 30, 2023 and 2022, respectively.

4.
Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31
	2023	2022
Professional fees	$94,856	$608,846
Employee compensation costs	2,454,370	1,364,142
Other liabilities	54,292	65,303
Total accrued expenses and other current liabilities	$2,603,518	$2,038,291

5.
Share-Based Compensation

For the three months ended June 30, 2023 and 2022, share-based compensation expense was $0.1 million and $0.2 million, respectively. For the six months ended June 30, 2023 and 2022, share-based compensation expense was $0.3 million and was $0.3 million, respectively. As of June 30, 2023, there was $0.3 million of unrecognized compensation cost related to unvested stock-based compensation arrangements that is expected to be recognized over a weighted average period of 0.6 years.

The following table summarizes the stock option activity:

	Number of Options	Weighted-average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2022	1,750,967	$5.36	2.9	$486,097
Granted	—	$—
Cancelled/Forfeited	(1,865)	$8.05
Exercised	—	$—
Outstanding at June 30, 2023	1,749,102	$5.36	2.5	$107,407
Exercisable at June 30, 2023	1,525,334	$4.97	2.1	$107,407

The following table summarizes information related to share-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss related to the equity awards:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Research and development	$98,385	$112,367	$200,873	$208,024
General and administrative	35,052	53,410	97,571	65,767
Total equity-based compensation	$133,437	$165,777	$298,444	$273,791

For the six months ended June 30, 2023, the Company extended the term of certain outstanding options to allow the exercise of these options for an additional one year period. The fair value of the stock options is estimated on the date of grant and modification using a Black-Scholes option pricing model with the following weighted average assumptions:

	Six months ended June 30,
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

The following table presents a roll-forward of the fair value of the derivative liability, derivative asset and warrant liability that will continue to be measured at fair value on a recurring basis for which fair value is determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy as of June 30, 2023. The valuation models used to determine the fair value at each reporting date require management judgment and pricing inputs from observable and unobservable markets, including projected share prices and probabilities of success. Significant deviations from these estimates and inputs could result in a material change in fair value.

	Derivative Liability	Derivative Asset	Warrant Liability
Balance at December 31, 2022	$166,000	$13,000	$525,000
Fair value adjustments	(1,000)	(13,000)	(525,000)
Balance at March 31, 2023	$165,000	$—	$—
Issuance of 2023 convertible notes and warrants	560,436	—	1,615,194
Issuance of related party convertible notes and warrants	288,710	—	786,967
Exercise of warrants	—	—	(244,261)
Fair value adjustments	548,233	—	712,857
Balance at June 30, 2023	$1,562,379	$—	$2,870,757

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

The derivative asset, accounted for under ASC 815, “Derivatives and Hedging,” for a put option related to the Key Company Stockholder Forward Purchase Agreement entered into in April 2022 had a fair value of $13,000 on December 31, 2022, which is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. The significant unobservable inputs used to determine the fair value is the probability of the key company stockholder obtaining a margin loan and the Company meeting the NASDAQ listing requirements. The fair value of the Key Company Stockholder Forward Purchase Agreement at December 31, 2022 was valued using a probability weighted scenario analysis with a Black Scholes Option Pricing Model based on a stock price of $4.21, expected volatility of 82.2%, risk-free rate of 4.5% and discounted at 0.5% for the probability of the Company closing the Business Combination Agreement, the key company stockholder obtaining a margin loan and the Company meeting the NASDAQ listing requirements. The fair value of the Key Company Stockholder Forward Purchase Agreement at March 31, 2023 was valued at $0 as the time to fund concluded on March 31, 2023, resulting in a change in fair value of derivative asset of $13,000 for the six months ended June 30, 2023. In April 2023, this agreement was cancelled due to the Company's failure to satisfy the condition that the Company's common stock continue to be listed on Nasdaq as required by the agreement.

The White Lion Purchase Agreement qualifies as a standby equity purchase agreement under ASC 815 “Derivatives and Hedging” and includes an embedded put option and an embedded forward option. The put option is recognized on inception and the forward option is recognized upon issuance of notice for the sale of the Company's common stock. As at December 31, 2022, there were no notices issued to White Lion for the sale of common stock of the Company. The derivative liability, accounted for under ASC 815, “Derivatives and Hedging,” for a put option related to the White Lion Purchase Agreement entered into on November 3, 2022 had a fair value of $1,000 on December 31, 2022, which is considered to be a Level 3 fair value measurement as the fair value was determined based on significant inputs not observable in the market. The significant unobservable inputs used to determine the fair value were the projected volume weighed average share price at each trading date and the use of the maximum draw down potential. The fair value at December 31, 2022 of the White Lion Purchase Agreement was determined using a Monte Carlo simulation based on the projected stock price of $4.19, expected volatility of 81.0%, risk-free rate of 4.16% and discounted at 0.25% for the probability of the Company timely filing all SEC documents and meeting the NASDAQ listing requirements. The fair value of the White Lion Purchase Agreement at June 30, 2023 was valued using a Monte Carlo simulation based on the projected stock price of $0.83, expected volatility of 88%, risk-free rate of 4.63% and discounted by 2.5% for the probability of the Company timely filing all SEC documents and meeting the OTC Market listing requirements resulting in a change in fair value of $1,000 for the six months ended June 30, 2023 and a derivative liability of $0 at June 30, 2023.

In November 2022, upon consummation of the Business Combination, the Company assumed 2,500,000 Private Placement Warrants (as defined in Note 10). The Private Placement Warrants were accounted for under ASC 815, “Derivatives and Hedging,” pursuant to which the Private Placement Warrants do not meet the criteria for equity classification and must be recorded as liabilities. The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. The fair value of the Private Placement Warrants was discounted to present value at June 30, 2023, utilizing the Company's stock price of $0.83, a risk-free rate of 4.13%, and expected volatility of 46% of the Company's common stock.

In April 2023, the Company entered into separate subscription agreements (the “2023 Convertible Note and Warrant Subscription Agreements”) for the purchase of convertible promissory notes in the aggregate principal amount of $2,195,034 (the “2023 Convertible Notes”) and an aggregate amount of 3,658,390 warrants (the “2023 Convertible Note Warrants”). The Company also issued 209,670 Placement Agent Warrants with the same terms as the 2023 Convertible Note Warrants. The 2023 Convertible Note Warrants and the Placement Agent Warrants were accounted for under ASC 815, “Derivatives and Hedging,” pursuant to which the 2023 Convertible Note Warrants and Placement Agent Warrants do not meet the criteria for equity classification and must be recorded as liabilities. The 2023 Convertible Note Warrants and Placement Agent Warrants were valued using a Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. The initial fair value was determined to be $1.6 million based on the following assumptions: stock price of $0.655, expected volatility of 72.8%, risk-free rate of 3.51% and expected term of 5 years. The fair value at June 30, 2023 was valued at $2.2 million using a Black Scholes Option Pricing Model based on the following assumptions: stock price of $0.83, expected volatility of 72.5%, risk-free rate of 4.13% and expected term of 4.83 years. The Company recorded a change in fair value of $0.5 million for the three and six months ended June 30, 2023. The 2023 Convertible Notes were also accounted for under ASC 815, “Derivatives and Hedging,” pursuant to which the Company recognized a derivative liability for the embedded beneficial conversion feature for the settlement of the notes upon maturity. The derivative liability was valued using a Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. The initial fair value was determined to be $0.6 million based on the following assumptions: stock price of $0.655, expected volatility of 66.5%, risk-free rate of 4.94% and expected term of 0.5 years. The fair value at June 30, 2023 was valued at $0.9 million using a Black Scholes Option Pricing Model based on the following assumptions: stock price of $0.83, expected volatility of 50.5%, risk-free rate of 5.35% and expected term of 0.33 years. The Company recorded a change in fair value of $0.3 million for the three and six months ended June 30, 2023.

The following table summarizes the 2023 Convertible Notes and Warrant Subscription Agreement:

	Convertible Notes	Derivative Liability	Warrant Liability	Total
Issuance of 2023 convertible notes and warrants	106,957	560,436	1,527,641	2,195,034
Issuance of Placement Agent warrants			87,553
Debt issuance costs	(64,871)	—	—	—
Accretion expense	743,976	—	—	743,976
Fair value adjustments	—	361,836	568,162	929,998
Balance at June 30, 2023	$786,062	$922,272	$2,183,356	$3,869,008

In April 2023, the Company entered into a subscription agreement with its founder and director to settle $1,130,775 in related party loans made to the Company. The Company issued a $1,130,775 related party unsecured convertible promissory note and warrants to purchase 1,884,625 shares of common stock at $0.60 per share (the “Founder and Director Warrants”.) The Founder and Director Warrants were accounted for under ASC 815, “Derivatives and Hedging,” pursuant to which the Founder and Director Warrants do not meet the criteria for equity classification and must be recorded as liabilities. The Founder and Director Warrants were valued using a Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. The initial fair value was determined to be $0.8 million based on the following assumptions: stock price of $0.655, expected volatility of 72.8%, risk-free rate of 3.51% and expected term of 5 years. In June 2023, the founder and director exercised 666,667 of their warrants for total proceeds of $400,000. The Company recognized a capital contribution of $0.2 million using a Black Scholes Option Pricing Model based on the following assumptions: stock price of $0.598, expected volatility of 72.0%, risk-free rate of 4.03% and expected term of 4.85 years. The fair value at June 30, 2023 for the remaining 1,217,958 Founder and Director Warrants was valued at $0.7 million using a Black Scholes Option Pricing Model based on the following assumptions: stock price of $0.83, expected volatility of 72.5%, risk-free rate of 4.13% and expected term of 4.83 years. The Company recorded a change in fair value of $0.1 million for the three and six months ended June 30, 2023. The Founder and Director Convertible Notes was also accounted for under ASC 815, “Derivatives and Hedging,” pursuant to which the Company recognized a derivative liability for the embedded beneficial conversion feature for the settlement of the notes upon maturity. The derivative liability was valued using a Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. The initial fair value was determined to be $0.3 million based on the following assumptions: stock price of $0.655, expected volatility of 66.5%, risk-free rate of 4.94% and expected term of 0.5 years. The fair value at June 30, 2023 was valued at $0.5 million using a Black Scholes Option Pricing Model based on the following assumptions: stock price of $0.83, expected volatility of 50.5%, risk-free rate of 5.35% and expected term of 0.33 years. The Company recorded a change in fair value of $0.2 million for the three and six months ended June 30, 2023.

The following table summarizes the Related Party Convertible Notes and Warrant Subscription Agreement:

	Convertible Notes	Derivative Liability	Warrant Liability	Total
Issuance of related party convertible notes and warrants	1,069,467	288,710	786,967	2,145,144
Accretion expense	20,436	—	—	20,436
Exercise of warrants			(244,261)	(244,261)
Fair value adjustments		186,397	144,695	331,092
Balance at June 30, 2023	$1,089,903	$475,107	$687,401	$2,252,411

The Company believes the carrying amounts of its cash and cash equivalents, related party loan and current note payable approximate their fair values due to their near-term maturities. There were no transfers among Level 1, Level 2 or Level 3 categories in the six months ended June 30, 2023 and 2022.

7.
Related Party Transactions and Shared Service Costs

Transactions entered into between the Company and pH Pharma Ltd prior to April 1, 2022 were included within the condensed consolidated financial statements and are considered related party transactions and have been adjusted to Deficit within the condensed consolidated balance sheets and statements of cash flows as they represent an investment to the Company. The components of the net transfers from pH Pharma Ltd as of June 30, 2022 are as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2022	June 30, 2022
Corporate allocations
Research and development	$—	$482,160
Selling, general and administrative	—	72,345
Accounts payable and general financing activities	—	809,469
Net increase in contributions from member	$—	$1,363,974

On March 1, 2022, the Company and pH Pharma Ltd entered into an administrative services and facilities agreement whereby pH Pharma Ltd will perform services, functions and responsibilities for the Company. Under the agreement, the Company paid pH Pharma Ltd $100,000 per month through August 30, 2022 and paid $15,000 from September 1, 2022 through February 28, 2023 based on the estimated value of the level of service to be performed. Additionally, the Company will pay pH Pharma Ltd $3,000 per month in lease payments. At June 30, 2023 and December 31, 2022, the Company recorded a liability to accounts payable of $342,247 and $426,673 related to this agreement.

At June 30, 2023 and December 31, 2022, the Company recorded a liability of $2,379,000 and $1,885,843 for unpaid compensation due to current and former directors and officers of which $2,149,050 and $1,095,043 respectively, is included in accrued expenses and $230,650 and $790,800 respectively is included in other non-current liabilities of which is included in accrued liabilities.

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

8.
Leases

On January 1, 2022, the Company adopted ASC 842 using the modified retrospective transition approach allowed under ASU 2018-11 which releases companies from presenting comparative periods and related disclosures under ASC 842. The Company adopted the standard under the modified retrospective approach and the effective date is as of the initial application. Consequently, financial information was not updated, and the disclosures required under ASU 2016-02 are not provided for dates and periods prior to January 1, 2022. The Company is party to one operating lease for office and laboratory space. The Company does not have any finance leases. The Company has elected to apply the short-term lease exception to all leases of one year or less. As of June 30, 2023, this exception does not apply to any of the operating leases for office and laboratory space. Further, the Company has applied the guidance in ASC 842 to our corporate office and laboratory leases and have determined that these should be classified as operating leases. Consequently, as a result of the adoption of ASC 842, we recognized a ROU lease asset of approximately $4.2 million with a corresponding lease liability of approximately $4.4 million based on the present value of the minimum rental payments of such leases. In accordance with ASC 842, the beginning balance of the ROU lease asset was reduced by the existing deferred rent liability at inception of approximately $241,000.

In October 2021, the Company entered into a lease for laboratory and office facilities in Palo Alto, California that expires in April 2027 with a five-year renewal option and opened a secured letter of credit with a third-party financial institution in lieu of a security deposit for $177,000. Base rent for this lease is approximately $89,000 monthly with annual escalations of 3%. In March 2023, the Company vacated the premises and returned possession of the premises to the landlord in April 2023. The full amount of the security deposit has been applied to back rent and the Company is still responsible for the outstanding payments under the lease. The Company recognized a $3.5 million impairment loss on operating lease right of use asset for the six months ended June 30, 2023.

Rent expense for the three months ended June 30, 2023 and 2022 was $0.1 million and $0.2 million, respectively. Rent expense for the six months ended June 30, 2023 and 2022 was $0.4 million and $0.5 million, respectively.

Quantitative information regarding the Company’s leases for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating cash flows paid for amounts included in the measurement of lease liabilities	$-	$66,265	$177,111	$207,807
Operating lease liabilities arising from obtaining right of use assets	$-	$-	$-	$4,189,492
Weighted-average remaining lease terms (years)	3.8	5.0	3.8	5.0
Weighted-average discount rate	10.0%	10.0%	10.0%	10.0%

Future lease payments under noncancelable leases are as follows at June 30, 2023:

Operating Lease
2023 (remaining six months)	$979,745
2024	1,189,454
2025	1,223,029
2026	1,257,612
2027	422,107
Thereafter	—
Total future minimum lease payments	$5,071,947
Less: imputed interest	(817,368)
Total future minimum lease payments	$4,254,579

9.
Commitments and Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations. At each reporting period, the Company evaluates known claims to determine whether a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.

10.
Stockholders' Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share, of which no shares were issued and outstanding at June 30, 2023.

Common Stock

Peak Bio, Inc. is authorized to issue 60,000,000 shares of common stock with a par value of $0.0001 per share. The Spin-Off (as defined below) was completed on March 1, 2022, prior to the execution of the Business Combination Agreement, with Peak Bio retaining 8,283,613 shares of the Company's common stock.

In May 2022, the Company entered into an agreement with a certain investor in which the investor purchased an aggregate of 63,856 shares of the Peak Bio Co., Ltd. common stock for aggregate gross proceeds of approximately $1.2 million.

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

In April 2023, the Company received notice from its founder and director informing the Company that he would not consummate the purchase of the Key Company Stockholder Forward Purchase Agreement as a result of the Company’s failure to satisfy the condition that the Company's common stock continue to be listed on Nasdaq as required by the agreement. As a result, the Company cancelled and forfeited the 1,930,501 shares of common stock being held in escrow.

White Lion Common Stock Purchase and Registration Rights Agreements

On November 3, 2022, the Company entered into a Common Stock Purchase Agreement (as amended, the “White Lion Purchase Agreement") and Registration Rights (the “White Lion RRA”) with White Lion Capital, LLC, a Delaware limited liability company (“White Lion”). Pursuant to the White Lion Purchase Agreement, the

Company has the right, but not the obligation, to require White Lion to purchase, from time to time, up to $100,000,000 in aggregate gross purchase price of newly issued shares of its common stock, subject to certain limitations and conditions set forth in the White Lion Purchase Agreement. Capitalized terms used but not otherwise defined in this section shall have the meanings given to such terms by the White Lion Purchase Agreement and the White Lion RRA. The Company recorded a derivative liability for this agreement (see Note 6).

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

The number of shares sold pursuant to any such notice may not exceed (i) the lower of (a) the Purchase Notice Fixed Limit (described below) and (b) the product of (1) the Average Daily Trading Volume (as defined in the White Lion Purchase Agreement), and (2) the applicable Percentage Limit (as defined in the White Lion Purchase Agreement). The Purchase Notice Fixed Limit is $500,000 upon payment of the Initial Commitment Shares (as defined in the White Lion Purchase Agreement) and can be increased in two tranches: (A) to $1,000,000 following an aggregate purchase of $5,000,000 shares and issuance by the Company to White Lion of an additional $250,000 in Commitment Shares, and (B) to $2,000,000 following an aggregate purchase of $10,000,000 shares and issuance by the Company for payment of an additional $250,000 in Commitment Shares (as defined in the White Lion Purchase Agreement).

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

In August 2023, the Company and White Lion entered into a second amendment to the common stock Purchase Agreement (the “Second Amendment”). The Second Amendment includes, among other things, the right of the Company to issue a Purchase Notice (defined in the Second Amendment as an “Accelerated Purchase Notice”) requesting White Lion to purchase newly issued shares of common stock from the Company, subject to acceptance by White Lion, with pricing of the shares to be sold by the Company to White Lion under such Accelerated Purchase Notice determined on the date of issuance by the Company of the Accelerate Purchase Notice and acceptance by White Lion (the date of such notice defined as the “Accelerated Valuation Period”). Such accelerated purchases pursuant to an Accelerated Purchase Notice will be sold to White Lion at a price, defined as an “Accelerated Purchase Price,” equal to the lower of (i) the opening price of common stock during the Accelerated Valuation Period, (ii) the closing price of the common stock during Accelerated Valuation Period, or (iii) the volume weighted average price of the common stock during Accelerated Valuation Period; provided, however, that if at the time the Company delivers an Accelerated Purchase Notice to Investor the price of the common stock is lower than the opening price of the common stock during the Accelerated Valuation Period, the Accelerated Purchase Price will be discounted by 20%. In addition, the Second Amendment provides for an “Accelerated Purchase Notice Limit” equal to 200%.

In addition, in the event the Company does not issue Purchase Notices (as defined in the White Lion Purchase Agreement) to White Lion providing for the purchase of at least $1,250,000 of Purchase Shares (as defined in the White Lion Purchase Agreement and Second Amendment) in the aggregate within 180 days following the effective date of the amendment, the Company will issue to White Lion an additional number of fully paid, non-assessable shares of common stock equal to the quotient obtained by dividing (i) $150,000 and (ii) the lowest Closing Sale Price (as defined in the White Lion Purchase Agreement and Second Amendment) of common stock of the 10 (ten) Trading Days prior to the 180th day following the effective date of the amendment.

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

A summary of the Company's outstanding warrants at June 30, 2023 is as follows:

Description	Number of Warrants	Exercise price per share	Expiration Date
Private Placement Warrants	2,500,000	$11.50	11/1/2027
Public Warrants	2,875,000	$11.50	11/1/2027
Convertible note warrants	3,868,060	$0.60	4/28/2028
Founder and director warrants	1,217,958	$0.60	4/28/2028
Other Warrants	492,045	$0.01	11/1/2023
Outstanding Warrants	10,953,063

The following table summarizes the warrant activity:

	Number of Warrants	Weighted-average exercise price per share	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2022	5,867,045	$10.54	4.01
Issued	5,752,685	$0.60	4.83
Expired	—	$—
Exercised	(666,667)	$0.60
Outstanding at June 30, 2023	10,953,063	$5.92	4.39

As previously disclosed, in April 2023 the Company issued to its founder and director warrants to purchase 1,884,625 shares of the Company’s common stock with an exercise price of $0.60 per share. On June 23, 2023, the Company's founder and director exercised warrants to purchase 666,667 shares of the Company’s common stock at $0.60 per share for a total purchase price of $400,000.

11.
Grant Revenue

Government grants

Department of Defense, US Army Medical Research Acquisition Activity – this grant is for work on a COVID-19 therapeutic with a potential of $4.0 million, awarded in stages starting in January 2021 and with potential stages running through September 2026. For the three months ended June 30, 2023 and 2022, grant revenue of $0 and $100,916 was recognized from this grant. For the six months ended June 30, 2023 and 2022, grant revenue of $13,854 and $153,866 was recognized from this grant. Approximately $2.9 million in funding remains available for this grant at June 30, 2023.

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

In January 2022, the Company entered into an employment agreement with its founder and director. As part of the agreement, the Company agreed to repay $0.5 million of the $1.5 million outstanding under the related party loan upon closing of the Ignyte transaction. The remaining $1.0 million plus accrued interest will be repaid pursuant to the discretion of the Company’s Board of Directors. The Company repaid $150,000 of the loan in December 2022. In April 2023, a portion of this related party loan was settled through the issuance of a related party convertible note payable (as described below). At June 30, 2023 and December 31, 2022, there was $0.9 million and $1.35 million, respectively, outstanding under this loan.

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

In May 2022, the Company’s founder and director repaid to Venn the $400,000 upfront payment and the License Agreement was terminated. In April 2023, this related party loan was settled through the issuance of a related party convertible note payable (as described below). At June 30, 2023 and December 31, 2022, the Company recorded a liability to related party loans of $0 and $400,000, respectively, related to this payment.

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

In November 2022, upon consummation of the Business Combination, the Company assumed a promissory note of $211,643 with Ignyte Sponsor LLC. The principal balance of the note was payable in cash upon consummation of the Business Combination. No interest shall accrue on the unpaid principal balance of the Note. At December 31, 2022, the Company recorded a liability for the promissory note of $211,643. In May 2023, all amounts owed under this promissory note were cancelled and forgiven and the Company recognized a capital contribution from the related party of $211,643 for the three and six months ended June 30, 2023.

In March 2023, the Company received proceeds from a loan in the amount of $250,000 from its founder and director. The loan matures on December 31, 2023 and bear interest at a rate of 5.0% per annum. The loan was evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The loan may be prepaid by the Company at any time prior to maturity without the consent of the lender. In April 2023, this related party loan was settled through the issuance of a convertible note payable, related party (see below).

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

The total premiums, taxes and fees financed is approximately $1,006,342 with an annual interest rate of 7.20%. In consideration of the premium payment by Lender to the insurance companies or the Agent or Broker, the Company unconditionally promises to pay Lender the amount Financed plus interest and other charges permitted under the Agreement. At June 30, 2023 and December 31, 2022, the Company recognized approximately $230,394 and $921,576, respectively, as an insurance financing note payable in its consolidated balance sheets. The Company will pay the insurance financing through monthly installment payments through August 1, 2023.

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

In November 2022, the Company amended the terms to provide warrant coverage on the conversion of the loans from 25% to 93% warrant coverage on common stock. The outstanding principal and accrued interest under the promissory notes converted at a price of $10.00 per share into 126,306 shares of common stock along with warrants to purchase 117,465 shares of common stock with an exercise price of $0.01 per share.

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

On the maturity date, the note holder may, in its sole and absolute discretion, convert all or part of the principal and/or accrued interest of this convertible note into shares of common stock of the Company at a per share conversion price equal to 90% of the volume weighted average price of a share of common stock of the Company for the five trading days immediately prior to the maturity date. The Company determined that the conversion upon maturity represents an embedded derivative that requires bifurcation and separate accounting. The Company determined the embedded derivative liability fair value to be $165,000 and recorded the remaining proceeds to convertible note payable. The fair value of the derivative liability at June 30, 2023 and December 31, 2022 was $165,000. The allocation of funds to the derivative liability resulted in a discount to the convertible notes of $165,000 which is being amortized to interest expense over the term of the convertible notes. The Company recorded interest expense for the three and six months ended June 30, 2023 related to the amortization of the discount to the convertible notes of $41,250 and $82,047, respectively.

In April 2023, the Company entered into separate subscription agreements (the “2023 Convertible Note and Warrant Subscription Agreements”) for the purchase of convertible promissory notes in the aggregate principal amount of $2,195,034 (the “2023 Convertible Notes”) and an aggregate amount of 3,658,390 warrants (the “Convertible Note Warrants”) with a fair value of $1.5 million. The 2023 Convertible Notes will be convertible into shares of our common stock at $0.60 per share. For each share into which a 2023 Convertible Note is convertible, the investor received Convertible Note Warrants to purchase an equal amount of shares of our common stock at $0.60 per share. In connection with the issuance of the Convertible Notes and the Convertible Note Warrants, in consideration for its services in respect of the financing described above, the Company also issued to Paulson Investment Company, LLC (the “Placement Agent”) a purchase warrant (the “Placement Agent Warrant”) to purchase 209,670 shares of the Company’s common stock at a price per share of $0.60. The Placement Agent Warrant has a 5-year term. In addition, the Company paid the Placement Agent a commission of approximately $125,000. The proceeds from the 2023 Convertible Notes were allocated to the Convertible Notes Payable and Warrant Liability based on their fair value of $0.7 million and $1.5 million, respectively. The Company recorded interest expense for the three and six months ended June 30, 2023 related to the amortization of the discount to the convertible notes of $743,976.

Convertible Notes Payable, Related Party

In April 2023, the Company entered into a subscription agreement with its founder and director to settle $1,130,775 in related party loans made to the Company. The Company issued a $1,130,775 related party unsecured convertible promissory note and warrants to purchase 1,884,625 shares of common stock at $0.60 per share. The Company accounted for the issuance of convertible notes payable, related party as a debt extinguishment in accordance with ASC 470. At the time of issuance, the Company was experiencing financial difficulties and issued warrants with a fair value of $0.8 million and allowed the holder to convert the loan balance into shares of the Company's common stock. Since the present value of the future cash flows was substantially different than the net carrying value of the original debt, a loss of $1 million was recognized. The Company recorded interest expense for the three and six months ended June 30, 2023 related to the amortization of the discount to the convertible notes, related party of $20,436.

The following table presents the roll forward of the convertible notes payable and related party convertible notes payable:

	Convertible Notes	2023 Convertible Notes	Related Party Convertible Notes
Balance at December 31, 2022	$1,374,698	$—	$—
Accretion expense	40,797	—	—
Balance at March 31, 2023	$1,415,495	$—	$—
Issuance of 2023 convertible notes		42,086
Issuance of related party convertible notes			1,069,467
Accretion expense	41,250	743,976	20,436
Balance at June 30, 2023	$1,456,745	$786,062	$1,089,903

13.
Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision (benefit) for income taxes on a quarterly basis based on the estimated annual effective income tax rate. Our effective tax rate from continuing operations was 0.0% and 0.23% for the six months ended June 30, 2023 and 2022 respectively. The Company recognized tax expense of $0 for the three and six months ended June 30, 2023 and a tax benefit of $5,800 and $9,300 for the three and six months ended June 30, 2022, respectively.

14.
Subsequent Events

We have concluded that no subsequent events have occurred that require disclosure, except for those referenced below and as disclosed in Note 12 to the consolidated financial statements.

Issuance of Unregistered Securities

As previously disclosed, in April 2023 the Company issued to its founder and director warrants to purchase 1,884,625 shares of the Company’s common stock with an exercise price of $0.60 per share. On July 20, 2023, the Company's founder and director exercised warrants to purchase 458,333 shares of the Company’s common stock at $0.60 per share for a total purchase price of $275,000. On August 14, 2023, the Company' founder and director exercised additional warrants to purchase 583,333 shares of the Company's common stock at $0.60 per share for a total purchase price of $350,000.

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

We have incurred significant losses since the commencement of our operations. Our net loss was $12.7 for the six months ended June 30, 2023 and $13.1 million and $8.3 million for the years ended December 31, 2022 and 2021, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our efforts to identify product candidates and seek regulatory approvals within our portfolio of product candidates. These losses have resulted primarily from costs incurred in connection with research and development activities and to a lesser extent from general and administrative costs associated with our operations. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our research and development activities.

Recent Developments

Financing

Key Company Stockholder Agreements

In March 2023, we received proceeds from a loan in the amount of $250,000 from our founder and director. The loan matures on December 31, 2023 and bear interest at a rate of 5.0% per annum. The loan was evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The loan may be prepaid by us at any time prior to maturity without the consent of the lender. In April 2023, this related party loan was settled through the issuance of a convertible note payable, related party (see below).

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

In August 2023, the Company and White Lion entered into a second amendment to the Common Stock Purchase Agreement (the “Second Amendment”). The Second Amendment includes, among other things, the right of the Company to issue a Purchase Notice (defined in the Second Amendment as an “Accelerated Purchase Notice”) requesting White Lion to purchase newly issued shares of common stock from the Company, subject to acceptance by White Lion, with pricing of the shares to be sold by the Company to White Lion under such Accelerated Purchase Notice determined on the date of issuance by the Company of the Accelerate Purchase Notice and acceptance by White Lion (the date of such notice defined as the “Accelerated Valuation Period”). Such accelerated purchases pursuant to an Accelerated Purchase Notice will be sold to White Lion at a price, defined as an “Accelerated Purchase Price,” equal to the lower of (i) the opening price of common stock during the Accelerated Valuation Period, (ii) the closing price of the common stock during Accelerated Valuation Period, or (iii) the volume weighted average price of the common stock during Accelerated Valuation Period; provided, however, that if at the time the Company delivers an Accelerated Purchase Notice to Investor the price of the common stock is lower than the opening price of the common stock during the Accelerated Valuation Period, the Accelerated Purchase Price will be discounted by 20%. In addition, the Second Amendment provides for an “Accelerated Purchase Notice Limit” equal to 200%.

In addition, in the event we do not issue Purchase Notices (as defined in the White Lion Purchase Agreement) to White Lion providing for the purchase of at least $1,250,000 of Purchase Shares (as defined in the White Lion Purchase Agreement and Second Amendment) in the aggregate within 180 days following the effective date of the amendment, we will issue to White Lion an additional number of fully paid, non-assessable shares of common stock equal to the quotient obtained by dividing (i) $150,000 and (ii) the lowest Closing Sale Price (as defined in the White Lion Purchase Agreement and Second Amendment) of common stock of the 10 (ten) Trading Days prior to the 180th day following the effective date of the amendment.

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

Convertible Notes Payable, Related Party

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

On July 20, 2023, our founder and director exercised additional warrants to purchase 458,333 shares of our common stock at $0.60 per share for a total purchase price of $275,000.

On August 14, 2023, our founder and director exercised additional warrants to purchase 583,333 shares of our common stock at $0.60 per share for a total purchase price of $350,000.

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

Results of Operations for the three months ended June 30, 2023 and 2022

The following table provides selected financial information for the Company:

	Three months ended June 30,		Change
	2023	2022	Amount
Revenues	$—	$100,916	$(100,916)
Operating expenses
Research and development	371,154	1,168,564	(797,410)
General and administrative	2,299,058	1,560,182	738,876
Total operating expenses	2,670,212	2,728,746	(58,534)
Loss from operations	(2,670,212)	(2,627,830)	(42,382)
Other income (expense), net	(3,274,015)	99,172	(3,373,187)
Loss before income tax expense	$(5,944,227)	$(2,528,658)	$(3,415,569)

Revenue

Our revenue has historically been generated through grants from government organizations. The total revenue for government grants was $0 and $100,916 for the three months ended June 30, 2023 and 2022, respectively.

Research and Development Expense

The following table summarizes our research and development expenses:

	Three months ended June 30,
	2023	2022
Third-party direct project expenses
PHP-303	$14,384	$278,832
PH-1 ADC Platform	77,414	238,658
General program expenses and other pre-clinical programs	—	(120,684)
Total third-party direct project expenses	91,798	396,806
Other research and development costs
Personnel costs	275,156	353,937
Facilities and other costs	4,199	417,821
Total other research and development costs	279,355	771,758
Total research and development costs	$371,153	$1,168,564

Research and development expense decreased by $0.8 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily due to decreases in direct project expenses related to the PHP-303 programs of $0.3 million and the PH-1 ADC Platform of $0.2 million. In addition, there was a decrease to facilities and other costs of $0.4 million.

General and Administrative Expense

General and administrative expense increased by $0.7 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily driven by an increase in D&O insurance of $0.4 million, increase in wages of $0.4 million and increase in professional fees related to being a public company of $0.4 million, partially offset by a decrease in administrative services of $0.5 million.

Other Income, Net

Other income, net decreased by $3.4 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to interest expense on the convertible notes payable and related party convertible notes payable of $1.0 million, change in fair value of warrant liability of $0.7 million, change in fair value of derivative liability of $0.5 million, and a loss on extinguishment of debt of $1 million.

Results of Operations for the six months ended June 30, 2023 and 2022

The following table provides selected financial information for the Company:

	Six months ended June 30,		Change
	2023	2022	Amount
Revenues	$13,854	$153,866	$(140,012)
Operating expenses
Research and development	1,084,260	2,574,737	(1,490,477)
General and administrative	5,303,880	2,533,008	2,770,872
Impairment loss on operating lease right-of-use asset	3,513,999	—	3,513,999
Total operating expenses	9,902,139	5,107,745	4,794,394
Loss from operations	(9,888,285)	(4,953,879)	(4,934,406)
Other income (expense), net	(2,822,775)	321,286	(3,144,061)
Loss before income tax expense	$(12,711,060)	$(4,632,593)	$(8,078,467)

Revenue

Our revenue has historically been generated through grants from government organizations. The total revenue for government grants was $13,854 and $153,866 for the six months ended June 30, 2023 and 2022, respectively.

Research and Development Expense

The following table summarizes our research and development expenses:

	Six months ended June 30,
	2023	2022
Third-party direct project expenses
PHP-303	$35,995	$338,066
PH-1 ADC Platform	135,686	388,620
General program expenses and other pre-clinical programs	—	212,581
Total third-party direct project expenses	171,681	939,267
Other research and development costs
Personnel costs	676,890	844,360
Facilities and other costs	235,688	791,110
Total other research and development costs	912,578	1,635,470
Total research and development costs	$1,084,259	$2,574,737

Research and development expense decreased by $1.5 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to decreases in direct project expenses related to the PHP-303 programs of $0.3 million, the PH-1 ADC Platform of $0.3 million and general program expenses and other pre-clinical programs of $0.2 million. In addition, there was a decrease in personnel costs of $0.1 million driven by a reduction of staff during 2022 and a decrease to facilities and other costs of $0.6 million.

General and Administrative Expense

General and administrative expense increased by $2.8 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily driven by an increase in D&O insurance of $0.9 million, increase in wages of $0.8 million and increase in professional fees related to being a public company of $1.0 million.

Impairment Loss on Operating Lease Right-of-Use Asset

We recognized an impairment loss on the operating lease right-of-use asset of $3.5 million due to the abandonment of the premises in Palo Alto, California for the six months ended June 30, 2023 and 2022.

Other Income, Net

Other income, net decreased by $3.1 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to interest expense on the convertible notes payable and related party convertible notes payable of $1.0 million, a fair value adjustment to the warrant liability of $0.2 million, a fair value adjustment of $0.6 million to the derivative liability and a loss on extinguishment of debt of $1 million, partially offset by the receipt of an employee retention credit of $0.3 million during the six months ended June 30, 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $12.7 million for the six months ended June 30, 2023 and $13.1 million and $8.3 million for the years ended December 31, 2022 and 2021, respectively. At June 30, 2023 we had cash of $0.2 million. Our primary uses of cash to date have been to fund our research and development activities, business planning, establishing and maintaining our intellectual property portfolio, and providing general and administrative support for our operations.

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

Cash Flows Discussion

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
	2023	2022
Net cash used in operating activities	$(2,673,507)	$(2,296,663)
Net cash used in investing activities	—	(122,450)
Net cash provided by financing activities	2,028,049	2,425,785
Net (decrease) increase in cash, cash equivalents and restricted cash	$(645,458)	$6,672

Operating Activities

During the six months ended June 30, 2023, net cash used in operating activities was $2.7 million, due to our operating loss of $12.7 million, a change in the fair value of warrant liability of $0.2 million, a change in the fair value of derivative liability of $0.6 million and a loss on extinguishment of debt of $1 million, partially offset by non-cash items including impairment loss on operating right of use asset of $3.5 million, amortization of right-of-use asset of $0.2 million, issuance of shares for finance fee of $0.2 million, depreciation expense of $0.1 million and share-based compensation of $0.3 million, as well as a decrease in working capital of $2.9 million.

During the six months ended June 30, 2022, net cash used in operating activities was $2.3 million, due to our operating loss of $4.6 million, partially offset by amortization of right-of-use asset of $0.4 million, depreciation expense of $0.1 million, share-based compensation of $0.2 million and a decrease in working capital of $1.6 million.

Investing Activities

During the six months ended June 30, 2023, there was no net cash used in investing activities. During the six months ended June 30, 2022, net cash used in investing activities was $122,450 primarily due to capital expenditures for furniture and fixtures related to the office in South San Francisco, California.

Financing Activities

During the six months ended June 30, 2023 net cash provided by financing activities was driven by the net proceeds from issuance of convertible notes payable of $2.1 million, proceeds from exercise of warrants of $0.4 million and proceeds from a related party loan of $0.3 million, partially offset by repayment of the insurance financing of $0.7 million.

During the six months ended June 30, 2022, net cash provided by financing activities was driven by the net proceeds from pH Pharma Ltd of $1.3 million and proceeds from the issuance of common stock for $1.2 million.

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

On March 1, 2022, we and pH Pharma Ltd entered into an administrative services and facilities agreement whereby pH Pharma Ltd will perform services, functions and responsibilities for us. Under the agreement, we paid pH Pharma Ltd $100,000 per month through August 30, 2022 and $15,000 from September 1, 2022 through February 28, 2023 based on the estimated value of the level of service to be performed. Additionally, we will pay pH Pharma Ltd $3,000 per month in lease payments. At June 30, 2023 we recorded a liability to accrued expenses of $342,248 related to this agreement.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2023 and December 31, 2022.

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

Concentration of Credit Risk

We received 100% of our revenue through a grant from a government organization during the three and six months ended June 30, 2023 and 2022. To date, no receivables have been written off.

Interest Rate Risk

As of June 30, 2023 and December 31, 2022, we had a cash balance of $0.2 million, $0.7 million, respectively, all of which were maintained in business checking accounts and money market accounts in the U.S. and South Korea. Our primary exposure to market risk is to interest income volatility, which is affected by changes in the general level of interest rates. As such rates are at a near record low, a 10% change in the market interest rates would not have a material effect on our business, financial condition or results of operations.

Foreign Currency Risk

We conduct our business in U.S. dollars and, thus, are not exposed to financial risks from exchange rate fluctuations between the U.S. dollar and other currencies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our internal controls over financial reporting were not effective as of the end of the period covered by this Interim Report on Form 10-Q due to material weaknesses as describe herein.

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
o
Debt extinguishment accounting including the settlement of a note payable to a related party and conversion of notes payable by a related party;
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
10.1

Second Amendment to Common Stock Purchase Agreement, dated as of August14, 2023, by and between Peak Bio, Inc. and White Lion Capital LLC. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2023).

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

PEAK BIO, INC.

Date: August 18, 2023	By:	/s/ Stephen LaMond
Stephen LaMond
Interim Chief Executive Officer and Director
(principal executive officer)

Date: August 18, 2023	By:	/s/ Timothy Cunningham
Timothy Cunningham
Acting Chief Financial Officer

(principal financial and accounting officer)