Form 10-Q
period 2023-09-30
Peak Bio, Inc.
filed 2024-06-25
CIK 1834645

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 24, 2024, the registrant had 23,124,888 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PEAK BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$94,435	$654,892
Derivative asset	—	13,000
Prepaid expenses and other current assets	1,164,672	2,562,901
Total current assets	1,259,107	3,230,793
Property and equipment, net	185,394	376,648
Restricted cash	60,000	239,699
Operating lease right-of-use asset	—	3,681,072
Noncurrent assets	5,000	1,500
Total assets	$1,509,501	$7,529,712
Liabilities and deficit
Current liabilities
Accounts payable	$5,683,722	$3,618,026
Accrued expenses	3,120,281	2,038,291
Operating lease liability	4,349,383	720,577
Insurance financing payable	—	921,576
Derivative liability	165,000	166,000
Convertible note payable	3,368,345	1,374,698
Convertible note payable, related party	1,120,557	—
Related party loan	901,370	1,961,953
Total current liabilities	18,708,658	10,801,121
Operating lease liability, net of current portion	—	3,507,268
Warrant liability	135,410	525,000
Other noncurrent liabilities	230,650	790,800
Total liabilities	19,074,718	15,624,189
Commitments and contingencies (Note 8)
Equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value of $0.0001 per share; 60,000,000 shares authorized; 22,632,843 shares issued and outstanding as of September 30, 2023, and 21,713,248 shares issued and 19,782,747 shares outstanding as of December 31, 2022, respectively.	2,263	1,978
Additional paid-in capital	19,948,075	17,219,593
Accumulated deficit	(37,646,039)	(25,345,566)
Accumulated other comprehensive income	130,484	29,518
Total deficit	(17,565,217)	(8,094,477)
Total liabilities and deficit	$1,509,501	$7,529,712

See accompanying notes to the condensed consolidated financial statements.

PEAK BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenue
Grant revenue	$278,831	$192,547	$292,685	$346,413
Total revenue	278,831	192,547	292,685	346,413
Operating expenses
Research and development	552,988	868,410	1,637,247	3,443,147
General and administrative	1,756,801	1,010,010	7,060,681	3,543,018
Impairment loss on operating lease right-of-use asset	—	—	3,513,999	—
Total operating expenses	2,309,789	1,878,420	12,211,927	6,986,165
Loss from operations	(2,030,958)	(1,685,873)	(11,919,242)	(6,639,752)
Other (expense) income
Interest income	3	6	29	2,108
Interest expense	(1,219,999)	(617)	(2,279,933)	(4,622)
Fair value adjustment to convertible note	—	(87,220)	—	(87,220)
Fair value adjustment to warrant liability	2,218,040	—	2,030,182	—
Fair value adjustment to derivative	1,397,379	—	837,146	—
Other (expense) income	46,122	19,092	45,713	342,281
Loss on extinguishment of debt	—	—	(1,014,368)	—
Total other (expense) income, net	2,441,545	(68,739)	(381,231)	252,547
Income (loss) before income tax expense	410,587	(1,754,612)	(12,300,473)	(6,387,205)
Income tax benefit	—	41,700	—	51,000
Net income (loss)	$410,587	$(1,712,912)	$(12,300,473)	$(6,336,205)
Other comprehensive income (loss):
Foreign currency translation	19,124	35,963	101,066	(28,623)
Total comprehensive income (loss)	$429,711	$(1,676,949)	$(12,199,407)	$(6,364,828)
Basic weighted average shares outstanding	21,638,096	17,162,742	20,586,905	17,199,290
Basic net income (loss) per share	$0.02	$(0.10)	$(0.59)	$(0.37)
Basic and diluted weighted average shares outstanding	35,966,820	17,162,742	20,586,905	17,199,290
Basic and diluted net income (loss) per share	$0.01	$(0.10)	$(0.59)	$(0.37)

See accompanying notes to the condensed consolidated financial statements.

PEAK BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2021	17,162,742	$1,716	$6,428,837	$88,443	$(8,454,264)	$(1,935,268)
Capital contribution from parent	—	—	1,363,974	—	—	1,363,974
Foreign currency translation	—	—	—	(25,540)	—	(25,540)
Net income (loss)	—	—	—	—	(2,100,435)	(2,100,435)
Balance, March 31, 2022	17,162,742	$1,716	$7,792,811	$62,903	$(10,554,699)	$(2,697,269)
Issuance of common stock	132,302	13	1,152,150	—	—	1,152,163
Foreign currency translation	—	—	—	(39,046)	—	(39,046)
Share-based compensation	—	—	165,777	—	—	165,777
Net income (loss)	—	—	—	—	(2,522,858)	(2,522,858)
Balance, June 30, 2022	17,295,044	$1,729	$9,110,738	$23,857	$(13,077,557)	$(3,941,233)
Foreign currency translation	—	—	—	35,963	—	35,963
Share-based compensation	—	—	158,571	—	—	158,571
Net income (loss)	—	—	—	—	(1,712,911)	(1,712,911)
Balance, September 30, 2022	17,295,044	$1,729	$9,269,309	$59,820	$(14,790,468)	$(5,459,610)

Balance, December 31, 2022	19,782,747	$1,978	$17,219,593	$29,518	$(25,345,566)	$(8,094,477)
Issuance of common stock as a financing fee	412,763	41	249,959	—	—	250,000
Share-based compensation	—	—	165,007	—	—	165,007
Foreign currency translation	—	—	—	71,576	—	71,576
Net income (loss)	—	—	—	—	(6,766,833)	(6,766,833)
Balance, March 31, 2023	20,195,510	$2,019	$17,634,559	$101,094	$(32,112,399)	$(14,374,727)
Issuance of common stock upon exercise of warrants	666,667	$67	$644,194	$—	$—	$644,261
Extinguishment of related party debt	—	—	211,643	—	—	211,643
Share-based compensation	—	—	133,437	—	—	133,437
Foreign currency translation	—	—	—	10,366	—	10,366
Net income (loss)	—	—	—	—	(5,944,227)	(5,944,227)
Balance, June 30, 2023	20,862,177	$2,086	$18,623,833	$111,460	$(38,056,626)	$(19,319,247)
Issuance of common stock	729,000	$73	$105,244	$—	$—	$105,317
Issuance of common stock upon exercise of warrants	1,041,666	104	1,142,203	—	—	1,142,307
Share-based compensation	—	—	76,795	—	—	76,795
Foreign currency translation	—	—	—	19,024	—	19,024
Net income (loss)	—	—	—	—	410,587	410,587
Balance, September 30, 2023	22,632,843	$2,263	$19,948,075	$130,484	$(37,646,039)	$(17,565,217)

See accompanying notes to the condensed consolidated financial statements.

PEAK BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(12,300,473)	$(6,336,205)
Adjustment to reconcile net loss to net cash used in operating activities
Share-based compensation	375,239	432,362
Depreciation	111,759	122,525
Impairment loss on operating lease right-of-use asset	3,513,999	—
Loss on disposal of equipment	79,495	—
Change in fair value of warrant liability	(2,030,182)	—
Change in fair value of derivative	(837,146)	—
Change in fair value of convertible note payable	—	87,220
Loss on extinguishment of debt	1,014,368	—
Issuance of shares for financing fee	250,000	—
Amortization of right-of-use lease asset	167,073	570,103
Accretion of convertible notes payable	2,151,136	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,396,410	84,218
Deferred offering costs	—	(655,142)
Other noncurrent assets	(3,500)	—
Accounts payable	2,098,290	1,821,639
Accrued expenses and other current liabilities	1,162,728	317,476
Operating lease liability	121,538	(55,634)
Other noncurrent liabilities	(560,150)	(175,066)
Net cash used in operating activities	(3,289,416)	(3,786,504)
Cash flows from investing activities
Purchase of property and equipment	—	(128,454)
Net cash used in investing activities	—	(128,454)
Cash flows from financing activities
Proceeds from issuance of common shares	105,317	1,152,163
Proceeds from exercise of warrants	1,025,000	—
Proceeds from convertible notes payable	2,195,034	1,250,000
Payment of debt issuance costs	(125,803)	—
Proceeds from net shareholder contributions	—	1,250,298
Repayment of insurance financing payable	(921,576)	—
Proceeds from related party loan	250,000	523,044
Net cash provided by financing activities	2,527,972	4,175,505
Net (decrease) increase in cash and cash equivalents	(761,444)	260,547
Effect of exchange rate changes on cash and cash equivalents	21,288	(28,623)
Cash and cash equivalents, beginning of year	894,591	442,477
Cash and cash equivalents, end of year	$154,435	$674,401
Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	94,435	437,401
Restricted cash	60,000	237,000
Total cash, cash equivalents and restricted cash	154,435	674,401
Non-cash investing and financing activities:
Exchange of related party loans for convertible notes, related party	$1,130,775	$—
Fair value of warrants issued with convertible notes, related party	$786,967	$—
Fair value of warrants issued with convertible notes	$1,615,194	$—
Fair value of derivative issued with convertible notes	$849,146
Fair value of warrants exercised and reclassified to additional paid in capital	$761,568
Operating lease liabilities arising from obtaining right-of-use assets	$—	$4,189,492
Related party loan entered into for settlement of accrued expenses	$—	$400,000

See accompanying notes to the condensed consolidated financial statements.

PEAK BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Description of the Business

Peak Bio, Inc., together with its consolidated subsidiaries (the “Company” or “Peak Bio”), is a clinical-stage biotechnology company focused on discovering, developing and delivering innovative therapies for multiple therapeutic areas. The Company has established a portfolio of potential therapies focused on cancer and immunological diseases. The Company’s pipeline includes the PHP-303 program for genetic disease, liver disease and inflammation, specifically for Alpha-1 antitrypsin deficiency (AATD) and acute respiratory distress syndrome (ARDS) including COVID-19. The Company’s pipeline also includes PH-1 ADC Platform for oncology.

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

As of September 30, 2023, the Company’s wholly owned subsidiary was Peak Bio Co., Ltd., organized under the laws of the Republic of Korea, and its subsidiary Peak Bio CA, Inc., organized under the laws of California.

Business Combination

On November 1, 2022 (the “Closing Date”), the Company completed the transactions contemplated by that certain business combination agreement, dated as of April 28, 2022 (the “Business Combination Agreement”), by and among Ignyte Acquisition Corp. (“Ignyte”), Ignyte Korea Co., Ltd., a corporation organized under the laws of the Republic of Korea (“Korean Sub”), and Peak Bio Co., Ltd. At the closing of the transactions, (i) the stockholders of Peak Bio Co., Ltd. transferred their respective shares of common stock to Korean Sub in exchange for shares of Ignyte common stock, and (ii) in the course of such share swap, Korean Sub distributed the shares of Peak Bio Co., Ltd. common stock to Ignyte in consideration of Ignyte common stock (which was in-turn delivered to the stockholders of Peak Bio Co., Ltd. as described in (i) above ((i) and (ii), collectively, the “Share Swap”). Upon consummation of the Share Swap, Peak Bio Co., Ltd. became a direct wholly-owned subsidiary of Ignyte. The transactions contemplated by the Business Combination Agreement are referred to herein as the “Business Combination.” Upon the closing of the Business Combination, Ignyte as the registrant changed its name to “Peak Bio, Inc.”

Risks and Uncertainties

The Company relies, and expects to continue to rely, on a small number of vendors to provide services, supplies and materials related to its research and development programs. These research and development programs could be adversely affected by a significant interruption in these services or the availability of materials. Results of operations may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, and geopolitical instability, such as the military conflicts in Ukraine and the Israel-Hamas war. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business.

Akari Merger Agreement

On March 4, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Akari Therapeutics, Plc, a public company limited by shares incorporated in England and Wales (“Akari”), and Pegasus Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Akari (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions thereof, Merger Sub will be merged with and into Peak Bio (the “Merger”), with Peak Bio surviving the Merger as a wholly-owned subsidiary of Akari.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of Common Stock (other than (x) shares of Common Stock held by us as treasury stock, or shares of Common Stock owned by Akari, Merger Sub or any direct or indirect wholly-owned subsidiaries of Akari and (y) Dissenting Shares (as defined in the Merger Agreement)), will be converted into the right to receive Akari American Depositary Shares (“Akari ADSs”) representing a number of Akari ordinary shares, par value $0.0001 per share (the “Akari Ordinary Shares”), equal to an exchange ratio calculated in accordance with the Merger Agreement (the “Exchange Ratio”), each such share duly and validly issued against the deposit of the requisite number of Akari Ordinary Shares in accordance with the Deposit Agreement (as defined in the Merger Agreement). The Exchange Ratio will be calculated such that the total number of shares of Akari ADSs to be issued as merger consideration for the Peak Common Stock will be expected to be, upon issuance, approximately 50% of the outstanding shares of Akari ADSs (provided, certain adjustments to this ratio will be made in respect of the net cash, as determined in accordance with the Merger Agreement, of each of Peak Bio and Akari at the close of business one business day prior to the anticipated consummation of the Merger). The Merger Agreement provides that, under certain circumstances, additional Akari ADSs may be issued to the holders of shares of Peak Common Stock following the consummation of the Merger equal to an exchange ratio calculated in accordance with the Merger Agreement (the “Additional Exchange Ratio”).

At the Effective Time, each warrant to purchase capital stock of Peak Bio (“Peak Warrant”) outstanding immediately prior to the Effective Time will be converted into and exchangeable for warrants to purchase a number of Akari Ordinary Shares or Akari ADSs, as determined by Akari (each, an “Adjusted Warrant”), on substantially similar terms and subject to substantially similar conditions as were applicable to such Peak Warrant immediately prior to the Effective Time, except (i) for terms rendered inoperative by reason of the transactions contemplated by the Merger Agreement, (ii) as provided in the following sentence and (iii) such amendments to the terms of the Adjusted Warrants as are necessary to comply with applicable Law (as defined in the Merger Agreement). The number of Akari Ordinary Shares (or the number of Akari Ordinary Shares underlying Akari ADSs, as applicable) subject to each Adjusted Warrant will be equal to the number of shares of Peak Common Stock issuable upon exercise of such Peak Warrant immediately prior to the Effective Time multiplied by the Exchange Ratio, with any fractional Akari Ordinary Shares or Akari ADSs rounded down to the nearest whole Akari Ordinary Share or Akari ADS, as applicable, and the exercise price with respect to each Akari Ordinary Share (or each Akari Ordinary Share underlying Akari ADSs, as applicable) underlying such Adjusted Warrant will be equal to the exercise price of such Peak Warrant immediately prior to the Effective Time divided by the Exchange Ratio. The grant of the Adjusted Warrants will be effected as of the Effective Time, or as soon thereafter as is reasonably practicable, taking into account Parent’s administrative procedures. The Adjusted Warrants will be further adjusted, if applicable, to give effect to the impact of the Additional Exchange Ratio.

Each option to acquire shares of Peak Common Stock (“Peak Option”) that is outstanding and unexercised immediately prior to the Effective Time, whether or not vested, will be assumed and converted into an option to purchase a number of Akari ordinary shares or Akari ADSs, as determined by Akari (each, an “Adjusted Option”). The number of Akari Ordinary Shares (or the number of Akari Ordinary Shares underlying Akari ADSs, as applicable) subject to the Adjusted Option will be equal to the product of (i) the total number of shares of Peak Common Stock subject to such Peak Option immediately prior to the Effective Time multiplied by (ii) the Exchange Ratio, with any fractional Akari Ordinary Shares or Akari ADSs rounded down to the nearest whole Akari Ordinary Share or Akari ADS, as applicable, and the exercise price per share of each Adjusted Option will be equal to the exercise price of such Peak Option immediately prior to the Effective Time divided by the Exchange Ratio. The Adjusted Options will be further adjusted, if applicable, to give effect to the impact of the Additional Exchange Ratio.

Voting Agreements

Concurrently with the Merger Agreement, we and Akari entered into voting and support agreements (the “Voting Agreements”) with certain stockholders of Peak Bio (the “Peak Stockholders”) and certain shareholders of Akari (the “Akari Shareholders” and, together with the Peak Stockholders, the “Supporting Holders”). The Supporting Holders have agreed to, among other things, vote their shares in favor of the Merger Agreement and the Merger or the issuance of Akari Ordinary Shares in connection therewith, as applicable, in accordance with the recommendation of the respective boards of directors of Peak Bio and Akari.

Bylaws Amendment

In connection with the execution of the Merger Agreement, on March 3, 2024, our Board approved an amendment to our Amended and Restated Bylaws (the “Bylaws Amendment”), which became effective immediately. The Bylaws Amendment requires that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or stockholder (including a beneficial owner) of the Company or the Company’s stockholders, (iii) any action asserting a claim against any director, officer, employee or stockholder (including a beneficial owner) of the Company arising under any provision of the Delaware General Corporation Law (“DGCL”) or the bylaws or the certificate of incorporation of the Company, or (iv) any action asserting a claim governed by the internal affairs doctrine shall, to the fullest extent permitted by law, be the Court of Chancery of the State of Delaware (or if the Court of Chancery for the State of Delaware does not have jurisdiction, a state court located within the State of Delaware or, if no state court located within the State of Delaware has subject matter jurisdiction, the federal district court for the District of Delaware). In addition, the Bylaws Amendment provides that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any claim or cause of action arising under the Securities Act of 1933, as amended.

Going Concern

Since inception, the Company has incurred significant net losses. The Company incurred net losses of $12.3 million and $6.3 million for the nine months ended September 30, 2023 and 2022, respectively. The Company had not initially been capitalized with sufficient funding to conduct its operations. Since the Company had no available cash or credit facilities, the Company was dependent upon Peak Bio Co., Ltd. (formerly pH Pharma Ltd) and its affiliates to provide services and funding to support the operations of the Company through the closing of the Business Combination. The Company expects to incur significant expenses and operating losses for the foreseeable future as it continues its efforts to identify product candidates and seek regulatory approvals within its portfolio.

The Company will need additional capital to fund its planned Merger with Akari. The Company plans to raise this additional funding through the sale of equity, debt financings or other capital sources, as detailed in Note 14. The Company may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. There can be no assurances that other sources of financing would be available. Due to these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s future operations are highly dependent on a combination of factors, including (i) the timely and successful completion of additional financing and the Akari Merger as discussed above; (ii) the success of its research and development programs; (iii) the development of competitive therapies by other biotechnology and pharmaceutical companies; (iv) the Company’s ability to manage growth of the organization; (v) the Company’s ability to protect its proprietary technology; and ultimately (vi) regulatory approval and market acceptance of the Company’s product candidates.

2.
Summary of Significant Accounting Policies

For the nine months ended September 30, 2023, there have been no changes to the significant accounting policies as disclosed in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Consolidated Financial Statements”).

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

Reclassification

During the nine months ended September 30, 2022, the Company reclassified interest income from interest expense resulting in an increase in interest income of $2,108 and a corresponding decrease in interest expense of

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Significant estimates include but are not limited to stock-based compensation expense, warrant liability and discount rates used to establish operating lease liability. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Net Income (Loss) Per Share

The Company computes basic net income(loss) per share attributable to common stockholders by dividing net income (loss) attributable to the common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities.

The Company computes diluted net income(loss) per common share after giving consideration to all potentially dilutive common shares, including warrants and options to purchase common stock, outstanding during the period determined using the treasury-stock and if-converted methods, except where the effect of including such securities would be antidilutive. The Company’s convertible notes, options and warrants could, potentially, be exercised or converted into common shares and then share in the earnings of the Company.

For the three months ended September 30, 2023, certain convertible notes, and warrants to purchase common stock at an exercise price of $0.01 were included in the calculation of diluted earnings per share.

For the three months ended September 30, 2022 and the nine months ended September 30, 2023 and 2022, options and warrants were excluded when calculating diluted (loss) income per share because such inclusion would be anti-dilutive for the periods presented. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the periods presented. The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	September 30,	December 31
	2023	2022
Stock options to purchase common stock	1,734,184	1,750,967
Warrants to purchase common stock	9,911,397	5,867,045
November 2022 Convertible Notes to convert for common stock	13,836,679	—
April 2023 Convertible Notes to exchange for common stock	5,684,248	—

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

$2,108. The reclassification had no impact on total operating costs, loss from operations, net loss, earnings per share or total deficit.

that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 on its financial statements and financial statement disclosures effective January 1, 2024. The Company does not expect the adoption of ASU 2020-06 to have a material effect on the Company's consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3.
Assets

Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following:

	September 30,	December 31
	2023	2022
Prepaid expenses	$839,841	$2,317,925
Other receivables	324,831	244,976
Total prepaid expenses and other assets	$1,164,672	$2,562,901

Other receivables primarily consists of funds receivable from government grants. The Company reviews receivables for collectability whenever events or changes in circumstances indicate the carrying amount of the asset is not recoverable. No losses on recoverability were recognized during the three and nine months ended September 30, 2023 and 2022.

Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31
	2023	2022
Lab equipment	$682,209	$682,209
Leasehold improvements	41,578	41,578
Computer and office equipment	25,380	120,774
Computer software	3,725	3,725
Gross property and equipment	$752,892	$848,286
Less: accumulated depreciation	(567,498)	(471,638)
Net property and equipment	$185,394	$376,648

Depreciation expense was $34,521 and $41,949 for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was $111,759 and $122,525 for the nine months ended September 30, 2023 and 2022, respectively.

4.
Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31
	2023	2022
Professional fees	$56,097	$608,846
Employee compensation costs, including amounts due to current and former officers and directors (Note 6)	2,859,030	1,364,142
Other liabilities	205,154	65,303
Total accrued expenses and other current liabilities	$3,120,281	$2,038,291

5.
Share-Based Compensation

For the three months ended September 30, 2023 and 2022, share-based compensation expense was $0.1 million and $0.2 million, respectively. For the nine months ended September 30, 2023 and 2022, share-based compensation expense was $0.4 million and was $0.4 million, respectively. As of September 30, 2023, there was $0.2 million of unrecognized compensation cost related to unvested stock-based compensation arrangements that is expected to be recognized over a weighted average period of 0.3 years.

The following table summarizes the stock option activity:

	Number of Options	Weighted-average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2022	1,750,967	$5.36	2.9	$486,097
Granted	—	$—
Cancelled/Forfeited	(16,783)	$8.05
Exercised	—	$—
Outstanding at September 30, 2023	1,734,184	$5.34	2.3	$—
Exercisable at September 30, 2023	1,525,334	$4.97	1.8	$—

The following table summarizes information related to share-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss related to the equity awards:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Research and development	$36,535	$108,428	$237,408	$316,452
General and administrative	40,260	50,143	137,831	115,910
Total equity-based compensation	$76,795	$158,571	$375,239	$432,362

In February 2023, the Company extended the term of certain outstanding options to allow the exercise of these options for an additional one year period. The fair value of the stock options is estimated on the date of grant and modification using a Black-Scholes option pricing model with the following weighted average assumptions:

	Nine months ended September 30,
	2023	2022
Expected volatility	79.3%	75.1%
Risk-free interest rate	4.66%	1.81%
Expected term (in years)	1.0	7.0
Expected dividend yield	0%	0%

6.
Related Party Transactions and Shared Service Costs

Transactions entered into between the Company and pH Pharma Ltd prior to April 1, 2022 were included within the condensed consolidated financial statements and are considered related party transactions and have been adjusted to additional paid in capital within the condensed consolidated balance sheets and statements of cash flows as they represent an investment to the Company. The components of the net transfers from pH Pharma Ltd as of September 30, 2022 are as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2022	September 30, 2022
Corporate allocations
Research and development	$—	$482,160
Selling, general and administrative	—	72,345
Accounts payable and general financing activities	—	809,469
Net increase in contributions from member	$—	$1,363,974

On March 1, 2022, the Company and pH Pharma Ltd entered into an administrative services and facilities agreement whereby pH Pharma Ltd will perform services, functions and responsibilities for the Company. Under the agreement, the Company paid pH Pharma Ltd $100,000 per month through August 30, 2022 and paid $15,000 from September 1, 2022 through February 28, 2023 based on the estimated value of the level of service to be performed. Additionally, the Company will pay pH Pharma Ltd $3,000 per month in lease payments. At September 30, 2023 and December 31, 2022, the Company recorded a liability to accounts payable of $297,421 and $426,673 related to this agreement.

At September 30, 2023 and December 31, 2022, the Company recorded a liability of $2,692,429 and $1,885,843 for unpaid compensation due to current and former directors and officers of which $2,461,779 and $1,095,043 respectively, is included in accrued expenses and $230,650 and $790,800 respectively, is included in other non-current liabilities. The balance included in other non-current liabilities relates to the founder and director's employment contract dated January 2022 for forwent salary that is repayable over four years (as described below). Amounts repayable within one year are classified as accrued expenses and amounts repayable in more than one year are recognized as non-current liabilities.

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

In March 2022, the Company entered into an employment agreement with its chief operating officer which was subject to the completion of the Business Combination. The agreement provides for a success fee payment upon consummation of the business combination with Ignyte in the amount of $250,000 and the payment of success fees in connection with future business or corporate development transactions (licensing, product development and acquisitions). As of September 30, 2023, this success fee remains unpaid and included in accrued expenses.

7.
Leases

On January 1, 2022, the Company adopted ASC 842 using the modified retrospective transition approach allowed under ASU 2018-11 which releases companies from presenting comparative periods and related disclosures under ASC 842. The Company adopted the standard under the modified retrospective approach and the effective date is as of the initial application. Consequently, financial information was not updated, and the disclosures required under ASU 2016-02 are not provided for dates and periods prior to January 1, 2022. The Company is party to one operating lease for office and laboratory space. The Company does not have any finance leases. The Company has elected to apply the short-term lease exception to all leases of one year or less. As of September 30, 2023, this exception does not apply to any of the operating leases for office and laboratory space. Further, the Company has applied the guidance in ASC 842 to our corporate office and laboratory leases and has determined that these should be classified as operating leases. Consequently, as a result of the adoption of ASC 842, we recognized a ROU lease asset of approximately $4.2 million with a corresponding lease liability of approximately $4.4 million based on the present value of the minimum rental payments of such leases. In accordance with ASC 842, the beginning balance of the ROU lease asset was reduced by the existing deferred rent liability at inception of approximately $241,000.

In October 2021, the Company entered into a lease for laboratory and office facilities in Palo Alto, California that expires in April 2027 with a five-year renewal option and opened a secured letter of credit with a third-party financial institution in lieu of a security deposit for $177,000. Base rent for this lease is approximately $89,000 monthly with annual escalations of 3%. In March 2023, the Company vacated the premises and returned possession of the premises to the landlord in April 2023. The full amount of the security deposit has been applied to back rent and the Company is still responsible for the outstanding payments under the lease. The Company recognized a $3.5 million impairment loss on operating lease right of use asset for the nine months ended September 30, 2023.

Rent expense for the three months ended September 30, 2023 and 2022 was $0.1 million and $0.2 million, respectively. Rent expense for the nine months ended September 30, 2023 and 2022 was $0.4 million and $0.9 million, respectively.

Quantitative information regarding the Company’s leases for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating cash flows paid for amounts included in the measurement of lease liabilities	$-	$66,265	$177,111	$207,807
Operating lease liabilities arising from obtaining right of use assets	$-	$-	$-	$4,189,492
Weighted-average remaining lease terms (years)	3.6	5.0	3.6	5.0
Weighted-average discount rate	10.0%	10.0%	10.0%	10.0%
Interest expense recognized on operating lease liability	$94,804	$112,908	$298,649	$341,917

Future lease payments under noncancelable leases are as follows at September 30, 2023:

Operating Lease
2023 (remaining three months)	$979,745
2024	1,189,454
2025	1,223,029
2026	1,257,612
2027	422,107
Thereafter	—
Total future minimum lease payments	$5,071,947
Less: imputed interest	(722,564)
Total future minimum lease payments	$4,349,383

8.
Commitments and Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations. At each reporting period, the Company evaluates known claims to determine whether a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.

9.
Debt

Related Party Loans

In August 2021, the Company received proceeds from a loan in the amount of approximately $1.5 million from its founder and director. The loan, which was scheduled to mature on July 31, 2022, bears interest at a rate of 1.0% per annum. The loan is evidenced by a promissory note dated August 6, 2021, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. In January 2022, the Company entered into an employment agreement with its founder and director. As part of the agreement, the Company agreed to repay $0.5 million of the $1.5 million outstanding under the related party loan upon closing of the Business Combination. The remaining $1.0 million plus accrued interest will be repaid pursuant to the discretion of the Company’s Board of Directors. The Company repaid $150,000 of the loan in December 2022. In April 2023, a portion of this related party loan was settled through the issuance of a related party convertible note payable (as described below). At September 30, 2023 and December 31, 2022, there was $0.9 million and $1.35 million, respectively, outstanding under this loan. Interest expense for the three months ended September 30, 2023 and 2022 was $4,737 and $3,754, respectively. Interest expense for the nine months ended September 30, 2023 and 2022 was $10,735 and $11,263, respectively.

In April 2022, the Company entered into an agreement with its founder and director, in consideration of the repayment to be made by the Company’s founder and director to settle a contractual obligation for the upfront payment received by the Company associated with the License Agreement with Venn DC "(Venn"). Per the agreement, the Company agreed to repay its founder and director $400,000, with interest to accrue on the unpaid principal balance at the rate of 1% per annum. The timing of the repayment will be determined and pursuant to the discretion of the Company’s Board of Directors. In May 2022, the Company’s founder and director repaid to Venn the $400,000 upfront payment and the License Agreement was terminated. In April 2023, this related party loan, was settled through the issuance of a related party convertible note payable (as described below). At September 30, 2023 and December 31, 2022, the Company recorded a liability to related party loans of $0 and $400,000, respectively, related to this payment. Interest expense for the three months ended September 30, 2023 and 2022 was $0 and $1,011, respectively. Interest expense for the nine months ended September 30, 2023 and 2022 was $1,304 and $1,735, respectively.

In May 2022, the Company received proceeds from a loan in the amount of approximately $23,000 from an employee of the Company to settle certain payables of the Company. The loan accrued interest at 4% per annum and was repaid in December 2022.

In September 2022, the Company received proceeds from a loan in the amount of $500,000 from one of its director nominees. The loan matures on the second anniversary and bear interest at a rate of 5.0% per annum. The loan was evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The loan could be prepaid by the Company at any time prior to maturity without the consent of the lender. In November 2022, this loan was amended resulting in the outstanding principal and accrued interest under the related party loan converting at a price of $10.00 per share into 50,273 shares of common stock along with a warrant to purchase 46,754 shares of common stock with an exercise price of $0.01 per share.

In November 2022, upon consummation of the Business Combination, the Company assumed a promissory note of $211,643 with Ignyte Sponsor LLC. The principal balance of the note was payable in cash upon consummation of the Business Combination. No interest shall accrue on the unpaid principal balance of the Note. At December 31, 2022, the Company recorded a liability for the promissory note of $211,643. In May 2023, all amounts owed under this promissory note were cancelled and forgiven and the Company recognized a capital contribution from the related party of $211,643 for the nine months ended September 30, 2023.

In March 2023, the Company received proceeds from a loan in the amount of $250,000 from its founder and director. The loan matures on December 31, 2023 and bear interest at a rate of 5.0% per annum. The loan was evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The loan may be prepaid by the Company at any time prior to maturity without the consent of the lender. In April 2023, this related party loan was settled through the issuance of a convertible note payable, related party (see below). Interest expense for the three months ended September 30, 2023 and 2022 was $0. Interest expense for the nine months ended September 30, 2023 and 2022 was $1,918 and $0, respectively.

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

The total premiums, taxes and fees financed were approximately $1,006,342 with an annual interest rate of 7.20%. In consideration of the premium payment by Lender to the insurance companies or the Agent or Broker, the Company unconditionally promises to pay Lender the amount Financed plus interest and other charges permitted under the Agreement. At September 30, 2023 and December 31, 2022, the Company recognized approximately $0 and $921,576, respectively, as an insurance financing note payable in its consolidated balance sheets. The Company had fully paid the insurance financing through monthly installment payments by August 1, 2023.

Interest expense for the three months ended September 30, 2023 and 2022 was $7,608, and $0, respectively. Interest expense for the nine months ended September 30, 2023 and 2022 was $22,823and $0, respectively.

Convertible Notes Payable

On November 1, 2022, the Company issued a $1,512,500 convertible note (the “2022 Convertible Note”). The 2022 Convertible Note accrues interest at a rate of 8% per annum and is payable on October 31, 2023, provided however that the Company agrees to make mandatory prepayments on this note (which shall first be applied to accrued interest and then to principal) from time to time in amounts equal to 15% of the gross proceeds received by the Company from any equity lines, forward purchase agreements or other equity financings consummated by Company prior to the maturity date. On the maturity date, the note holder may, in its sole and absolute discretion, convert all or part of the principal and/or accrued interest of this convertible note into shares of common stock of the Company at a per share conversion price equal to 90% of the volume weighted average price of a share of common stock of the Company for the five trading days immediately prior to the maturity date. The Company did not make the mandatory prepayments required under this note agreement and as such was in default as at September 30, 2023 and December 31, 2022. The Company determined that the conversion upon maturity represents an embedded derivative that requires bifurcation and separate accounting. The Company determined the embedded derivative liability fair value to be $165,000 and recorded the remaining proceeds to convertible note payable. The fair value of the derivative liability at September 30, 2023 and December 31, 2022 was $165,000. The allocation of funds to the derivative liability resulted in a discount to the convertible notes of $165,000 which is being amortized to interest expense over the term of the convertible notes. The Company recorded interest expense for the three and nine months ended September 30, 2023 related to the amortization of the discount to the convertible notes of $41,703 and $123,750, respectively. The Company determined that the fair value of the equity linked prepayment provision, which is separable derivative, is nominal.

On November 1, 2023, we entered into an amendment to the 2022 Convertible Note whereby the principal amount was reduced from $1,512,500 to $650,000. The interest was reduced to 6% per annum, maturity was extended to December 31, 2024 and the conversion option was removed.

In April 2023, the Company entered into separate subscription agreements (the “2023 Convertible Note and Warrant Subscription Agreements”) for the purchase of convertible promissory notes in the aggregate principal amount of $2,195,034 (the “2023 Convertible Notes”) and an aggregate amount of 3,658,390 warrants (the “Convertible Note Warrants”) with a fair value of $1.5 million. The 2023 Convertible Notes will be convertible into shares of our common stock at $0.60 per share. For each share into which a 2023 Convertible Note is convertible, the investor received Convertible Note Warrants to purchase an equal amount of shares of our common stock at $0.60 per share. In connection with the issuance of the Convertible Notes and the Convertible Note Warrants, in consideration for its services in respect of the financing described above, the Company also issued to Paulson Investment Company, LLC (the “Placement Agent”) a purchase warrant (the “Placement Agent Warrant”) to purchase 209,670 shares of the Company’s common stock at a price per share of $0.60. The Placement Agent Warrant has a 5-year term. In addition, the Company paid the Placement Agent a commission of approximately $125,000. The proceeds from the 2023 Convertible Notes were allocated to the Convertible Notes Payable, Derivative Liability and Warrant Liability based on their fair value of $0.1 million, 0.6 million, and $1.5 million, respectively. The Company recorded interest expense for the three and nine months ended September 30, 2023 related to the amortization of the discount to the convertible notes of $1,083,835 and $1,827,811, respectively. The table in Note 11 summarizes the activity for the 2023 Convertible Notes and

Warrant Subscription Agreement.

Convertible Notes Payable, Related Party

In April 2023, the Company entered into a subscription agreement with its founder and director to settle $1,130,775 in related party loans made to the Company. The Company issued a $1,130,775 related party unsecured convertible promissory note and warrants to purchase 1,884,625 shares of common stock at $0.60 per share (the “Founder and Director Warrants”). The Company accounted for the issuance of convertible notes payable, related party as a debt extinguishment in accordance with ASC 470 and recognized the loss of $1 million for the nine month period ended September 30, 2023. At the time of issuance, the Company was experiencing financial difficulties and issued warrants with a fair value of $0.8 million and allowed the holder to convert the loan balance into shares of the Company's common stock. The Company recorded interest expense for the three and nine months ended September 30, 2023 related to the amortization of the discount to the convertible notes, related party of $30,654 and $51,090, respectively. The table in Note 11 summarizes the Related Party Convertible Notes and Warrant Subscription Agreement.

The following table presents the roll forward of the 2022 and 2023 convertible notes payable and 2023 related party convertible notes payable:

	2022 Convertible Notes	2023 Convertible Notes	2023 Related Party Convertible Notes
Balance at December 31, 2022	$1,374,698	$—	$—
Accretion expense	40,797	—	—
Balance at March 31, 2023	$1,415,495	$—	$—
Issuance of 2023 convertible notes	—	42,086	—
Issuance of related party convertible notes	—	—	1,069,467
Accretion expense	41,250	743,976	20,436
Balance at June 30, 2023	$1,456,745	$786,062	$1,089,903
Accretion expense	41,703	1,083,835	30,654
Balance at September 30, 2023	$1,498,448	$1,869,897	$1,120,557

10.
Stockholders' Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share, of which no shares were issued and outstanding at September 30, 2023.

Common Stock

The Company is authorized to issue 60,000,000 shares of common stock with a par value of $0.0001 per share.

In May 2022, the Company entered into an agreement with a certain investor in which the investor purchased an aggregate of 132,302 shares of the Peak Bio Co., Ltd. common stock for aggregate gross proceeds of approximately $1.2 million.

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

In December 2022, the Company and the Key Company Stockholder entered into an amendment to the Key Company Stockholder Forward Purchase Agreement (the “Amendment to Key Company Stockholder Forward Purchase Agreement”), pursuant to which (i) the Key Company Stockholder Purchase is no longer subject to the receipt of margin financing as a condition precedent, (ii) the Key Company Stockholder agreed to fund the Subscription Amount on or prior to March 31, 2023 and (iii) the Key Company Stockholder Purchase would be consummated at a purchase price of $5.18 per share of the Company's common stock. Accordingly, upon closing of such purchase, the Key Company Stockholder would have received 1,930,501 shares of common stock in exchange for his $10.0 million investment in the Company.

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

The Company determined that the Key Company Stockholder Forward Purchase Agreement required accounting as a liability and was fair valued.

White Lion Common Stock Purchase and Registration Rights Agreements

On November 3, 2022, the Company entered into a Common Stock Purchase Agreement (as amended, the “White Lion Purchase Agreement") and Registration Rights (the “White Lion RRA”) with White Lion Capital, LLC, a Delaware limited liability company (“White Lion”). Pursuant to the White Lion Purchase Agreement, the Company has the right, but not the obligation, to require White Lion to purchase, from time to time, up to $100,000,000 in aggregate gross purchase price of newly issued shares of its common stock, subject to certain limitations and conditions set forth in the White Lion Purchase Agreement. Capitalized terms used but not otherwise defined in this section shall have the meanings given to such terms by the White Lion Purchase Agreement and the White Lion RRA. The Company recorded a derivative liability for this agreement (see Note 11).

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

During the three months ended September 30, 2023, the Company issued an aggregate of 729,000 common shares to White Lion for aggregate gross proceeds of $105,317 pursuant to the terms of the agreement. As at September 30, 2023, the Company had no outstanding purchase notices issued to White Lion.

The Company determined that the White Lion Purchase Agreement included an embedded put option and an embedded forward option and that these derivatives require bifurcation and separate accounting (see Note 11).

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

A summary of the Company's outstanding warrants at September 30, 2023 is as follows:

Description	Number of Warrants	Exercise price per share	Expiration Date
Private Placement Warrants	2,500,000	$11.50	11/1/2027
Public Warrants	2,875,000	$11.50	11/1/2027
Convertible note warrants	3,868,060	$0.60	4/28/2028
Founder and director warrants	176,292	$0.60	4/28/2028
Other Warrants	492,045	$0.01	11/1/2023
Outstanding Warrants	9,911,397

The following table summarizes the warrant activity:

	Number of Warrants	Weighted-average exercise price per share	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2022	5,867,045	$10.54	3.75
Issued	5,752,685	$0.60	4.58
Expired	—	$—
Exercised	(1,708,333)	$0.60
Outstanding at September 30, 2023	9,911,397	$6.48	4.09

In connection with the April 2023 Convertible Notes, the Company issued to its founder and director warrants to purchase 1,884,625 shares of the Company’s common stock with an exercise price of $0.60 per share (Note 9). The Founder and Director Warrants were accounted for under ASC 815, “Derivatives and Hedging,” pursuant to which the Founder and Director Warrants do not meet the criteria for equity classification and must be recorded as liabilities, since the total number of shares of common stock not yet issued or issuable pursuant to settlement of derivative liabilities and exercise of options and warrants, exceeded the number of authorized shares.

During the nine months ended September 30, 2023, the Company's founder and director exercised warrants to purchase 1,708,333 shares of the Company’s common stock at $0.60 per share for a total purchase price of $1,025,000. The fair value of the Founder and Director Warrants at the exercise dates was $0.8 million which was reclassified from the warrant liability into the additional paid-in capital (see Note 11).

11.
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

The following table presents a roll-forward of the fair value of the derivative liability, derivative asset and warrant liability that will continue to be measured at fair value on a recurring basis for which fair value is determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy as of September 30, 2023 and December 31, 2022. The valuation models used to determine the fair value at each reporting date require management judgment and pricing inputs from observable and unobservable markets, including projected share prices and probabilities of success. Significant deviations from these estimates and inputs could result in a material change in fair value.

	Derivative Liability	Derivative Asset	Warrant Liability
Balance at December 31, 2022	$166,000	$13,000	$525,000
Fair value adjustments	(1,000)	(13,000)	(525,000)
Balance at March 31, 2023	$165,000	$—	$—
Issuance of 2023 convertible notes and warrants	560,436	—	1,615,194
Issuance of related party convertible notes and warrants	288,710	—	786,967
Capital Contribution upon exercise of warrants	—	—	(244,261)
Fair value adjustments	548,233	—	712,857
Balance at June 30, 2023	$1,562,379	$—	$2,870,757
Capital Contribution upon exercise of warrants	—	—	(517,307)
Fair value adjustments	(1,397,379)	—	(2,218,040)
Balance at September 30, 2023	$165,000	$—	$135,410

The derivative liability, accounted for under ASC 480, “Distinguishing Liabilities from Equity,” related to the $1,512,500 convertible note issued on November 1, 2022 (as described in Note 9) for the embedded beneficial conversion feature for the settlement of the notes upon maturity was initially valued at $165,000 based on the following inputs: the estimated probability of maturity of 100%, the 10% discount awarded upon conversion and a discount rate of 10%.

The derivative asset, accounted for under ASC 815, “Derivatives and Hedging,” for a put option related to the Key Company Stockholder Forward Purchase Agreement entered into in April 2022 (as described in Note 10) had a fair value of $13,000 on December 31, 2022, which is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. The significant unobservable inputs used to determine the fair value is the probability of the key company stockholder obtaining a margin loan and the Company meeting the NASDAQ listing requirements. The fair value of the Key Company Stockholder

Forward Purchase Agreement at December 31, 2022 was valued using a probability weighted scenario analysis with a Black Scholes Option Pricing Model based on a stock price of $4.21, expected volatility of 82.2%, risk-free rate of 4.5% and discounted at 0.5% for the probability of the Company closing the Business Combination Agreement, the key company stockholder obtaining a margin loan and the Company meeting the NASDAQ listing requirements. The fair value of the Key Company Stockholder Forward Purchase Agreement at March 31, 2023 was valued at $0 as the time to fund concluded on March 31, 2023, resulting in a change in fair value of derivative asset of $13,000 for the nine months ended September 30, 2023. In April 2023, this agreement was cancelled due to the Company's failure to satisfy the condition that the Company's common stock continue to be listed on Nasdaq as required by the agreement.

The White Lion Purchase Agreement (as described in Note 10) qualifies as a standby equity purchase agreement under ASC 815 “Derivatives and Hedging” and includes an embedded put option and an embedded forward option. The put option is recognized on inception and the forward option is recognized upon issuance of notice for the sale of the Company's common stock. As at September 30, 2023 and December 31, 2022, there were no outstanding notices issued to White Lion for the sale of common stock of the Company. The derivative liability, accounted for under ASC 815, “Derivatives and Hedging,” for a put option related to the White Lion Purchase Agreement entered into on November 3, 2022 had a fair value of $1,000 on December 31, 2022, which is considered to be a Level 3 fair value measurement as the fair value was determined based on significant inputs not observable in the market. The significant unobservable inputs used to determine the fair value were the projected volume weighed average share price at each trading date and the use of the maximum draw down potential. The fair value at December 31, 2022 of the White Lion Purchase Agreement was determined using a Monte Carlo simulation based on the projected stock price of $4.19, expected volatility of 81.0%, risk-free rate of 4.16% and discounted at 0.25% for the probability of the Company timely filing all SEC documents and meeting the NASDAQ listing requirements. The fair value of the White Lion Purchase Agreement at September 30, 2023 was valued using a Monte Carlo simulation based on the projected stock price of $0.12, expected volatility of 90.3%, risk-free rate of 4.89% and discounted by 2.5% for the probability of the Company timely filing all SEC documents and meeting the OTC Market listing requirements resulting in a change in fair value of $1,000 for the nine months ended September 30, 2023 and a derivative liability of $0 at September 30, 2023.

In November 2022, upon consummation of the Business Combination, the Company assumed 2,500,000 Private Placement Warrants (as defined in Note 10). The Private Placement Warrants were accounted for under ASC 815, “Derivatives and Hedging,” pursuant to which the Private Placement Warrants do not meet the criteria for equity classification and must be recorded as liabilities. The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. The fair value of the Private Placement Warrants was discounted to present value at December 31, 2022, utilizing the Company's stock price of $4.19, a risk-free rate of 3.99%, and expected volatility of 30% of the Company's common stock. The fair value of the Private Placement Warrants was discounted to present value at September 30, 2023, utilizing the Company's stock price of $0.12, a risk-free rate of 4.80%, and expected volatility of 89.6% of the Company's common stock.

In April 2023, the Company issued 2023 Convertible Notes for an aggregate amount of $2,195,034 and 2023 Convertible Note Warrants for an aggregate amount of 3,658,390 warrants (see Note 9). The Company also issued 209,670 Placement Agent Warrants with the same terms as the 2023 Convertible Note Warrants. The 2023 Convertible Note Warrants and the Placement Agent Warrants were accounted for under ASC 815, “Derivatives and Hedging,” pursuant to which the 2023 Convertible Note Warrants and Placement Agent Warrants do not meet the criteria for equity classification and must be recorded as liabilities under ASC 815 at the issuance date and September 30, 2023, since the total number of shares of common stock not yet issued or issuable pursuant to settlement of derivative liabilities and exercise of options and warrants, exceeded the number of authorized shares. The 2023 Convertible Note Warrants and Placement Agent Warrants were valued using a Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. The initial fair value was determined to be $1.6 million based on the following assumptions: stock price of $0.655, expected volatility of 72.8%, risk-free rate of 3.51% and expected term of 5 years. The fair value of the 2023 Convertible Note Warrants and Placement Agent Warrants at September 30, 2023 was valued at $0.1 million using a Black Scholes Option Pricing Model based on the following assumptions: stock price of $0.12, expected volatility of 74.6%, risk-free rate of 4.80% and expected term of 4.58 years. The Company recorded a change in fair value of $1.5 million for the nine months ended September 30, 2023. The 2023 Convertible Notes were also accounted for under ASC 815, “Derivatives and

Hedging,” pursuant to which the Company recognized a derivative liability for the embedded beneficial conversion feature for the settlement of the notes upon maturity. The derivative liability was valued using a Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. The initial fair value was determined to be $0.6 million based on the following assumptions: stock price of $0.655, expected volatility of 66.5%, risk-free rate of 4.94% and expected term of 0.5 years. The fair value at September 30, 2023 was valued at $0 using a Black Scholes Option Pricing Model based on the following assumptions: stock price of $0.12, expected volatility of 41.9%, risk-free rate of 5.55% and expected term of 0.08 years. The Company recorded a change in fair value of $0.6 million for the nine months ended September 30, 2023.

The following table summarizes the activity for the 2023 Convertible Notes and Warrant Subscription Agreement:

	2023 Convertible Notes	Derivative Liability	Warrant Liability	Total
Issuance of 2023 convertible notes and warrants	106,957	560,436	1,527,641	2,195,034
Issuance of Placement Agent warrants			87,553
Debt issuance costs	(64,871)	—	—	—
Accretion expense	1,827,811	—	—	1,827,811
Fair value adjustments	—	(560,436)	(1,485,606)	(2,046,042)
Balance at September 30, 2023	$1,869,897	$—	$129,588	$1,976,803

In April 2023, the Company issued a $1,130,775 related party unsecured convertible promissory note and Founder and Director warrants to purchase 1,884,625 shares of common stock at $0.60 per share (see Note 9). The Founder and Director Warrants were accounted for under ASC 815, “Derivatives and Hedging,” pursuant to which the Founder and Director Warrants do not meet the criteria for equity classification and must be recorded as liabilities under ASC 815 at the issuance date and September 30, 2023, since the total number of shares of common stock not yet issued or issuable pursuant to settlement of derivative liabilities and exercise of options and warrants, exceeded the number of authorized shares. The Founder and Director Warrants were valued using a Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. The initial fair value of the Founder and Director Warrants was determined to be $0.8 million based on the following assumptions: stock price of $0.655, expected volatility of 72.8%, risk-free rate of 3.51% and expected term of 5 years. In June 2023, the founder and director exercised 666,667 of their warrants for total proceeds of $400,000. The Company recognized a capital contribution of $0.2 million using a Black Scholes Option Pricing Model based on the following assumptions: stock price of $0.598, expected volatility of 72.0%, risk-free rate of 4.03% and expected term of 4.85 years. In July 2023, the founder and director exercised 458,333 of their warrants for total proceeds of $275,000. The Company recognized a capital contribution of $0.3 million using a Black Scholes Option Pricing Model based on the following assumptions: stock price of $0.84, expected volatility of 76.2%, risk-free rate of 4.43% and expected term of 4.78 years. In August 2023, the founder and director exercised 583,333 of their warrants for total proceeds of $350,000. The Company recognized a capital contribution of $0.3 million using a Black Scholes Option Pricing Model based on the following assumptions: stock price of $0.66, expected volatility of 76.0%, risk-free rate of 4.64% and expected term of 4.71 years. The fair value at September 30, 2023 for the remaining 176,192 Founder and Director Warrants was valued at $5,822 using a Black Scholes Option Pricing Model based on the following assumptions: stock price of $0.12, expected volatility of 74.6%, risk-free rate of 4.80% and expected term of 4.58 years. The Company recorded a change in fair value of $19,577 for the nine months ended September 30, 2023. The Founder and Director Convertible Notes was also accounted for under ASC 815, “Derivatives and Hedging,” pursuant to which the Company recognized a derivative liability for the embedded beneficial conversion feature for the settlement of the notes upon maturity. The derivative liability was valued using a Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. The initial fair value was determined to be $0.3 million based on the following assumptions: stock price of $0.655, expected volatility of 66.5%, risk-free rate of 4.94% and expected term of 0.5 years. The fair value at September 30, 2023 was valued at $0 using a Black Scholes Option Pricing Model based on the following assumptions: stock price of $0.12, expected volatility of 41.9%, risk-free rate of 5.55% and expected term of 0.08 years. The Company recorded a change in fair value of $0.3 million for the nine months ended September 30, 2023.

The following table summarizes the Related Party Convertible Notes and Warrant Subscription Agreement:

The Company believes the carrying amounts of its cash and cash equivalents, related party loan and current note payable approximate their fair values due to their near-term maturities. There were no transfers among Level 1, Level 2 or Level 3 categories in the nine months ended September 30, 2023 and 2022.

	2023 Convertible Notes, Related Party	Derivative Liability	Warrant Liability	Total
Issuance of related party convertible notes and warrants	1,069,467	288,710	786,967	2,145,144
Accretion expense	51,090	—	—	51,090
Exercise of warrants			(761,568)	(761,568)
Fair value adjustments		(288,710)	(19,577)	(308,287)
Balance at September 30, 2023	$1,120,557	$—	$5,822	$1,126,379
12.
Grant Revenue

Government grants

The Company has one active government grant with the Department of Defense, US Army Medical Research Acquisition Activity. This grant is for work on a COVID-19 therapeutic with a potential of $4.0 million, awarded in stages starting in January 2021 and with potential stages running through September 2026. Funding from the grant is received after expenditures have been incurred by the Company pursuant to the preapproved statement of work and upon submission of a detailed voucher. The Grant is governed by the DoD Grant and Agreement Regulations, a subsection of the Code of Federal Regulations and requires the Company to provide financial and technical reports on a periodic basis to the Department of Defense.

For the three months ended September 30, 2023 and 2022, grant revenue of $278,831 and $192,547 was recognized from this grant. For the nine months ended September 30, 2023 and 2022, grant revenue of $292,685 and $346,413 was recognized from this grant. Approximately $2.6 million in funding remains available for this grant at September 30, 2023.

13.
Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision (benefit) for income taxes on a quarterly basis based on the estimated annual effective income tax rate. Our effective tax rate from continuing operations was 0.0% and 1.01% for the nine months ended September 30, 2023 and 2022 respectively. The Company recognized tax expense of $0 for the three and nine months ended September 30, 2023 and a tax benefit of $41,700 and $51,000 for the three and nine months ended September 30, 2022, respectively.

14.
Subsequent Events

We have concluded that no subsequent events have occurred that require disclosure, except for those referenced below and as disclosed in Note 9 to the consolidated financial statements.

Secured Financing

In January, 2024, we received proceeds from a Senior Secured Promissory Note (the “Secured Note”) in the amount of $750,000 from our founder and director, Hoyoung Huh (the “Key Company Stockholder”). In accordance with the terms of the Secured Note, the Company, together with its subsidiaries, also entered into a Security Agreement with Dr. Huh (the “Security Agreement”). The Secured Note has a maturity date on January 23, 2025 and carries an interest rate of 15% per annum. As security for payment of the Secured Note, the Security Agreement grants and assigns to Dr. Huh a security interest in all of the assets of the Company and its subsidiaries.

December 2023 Convertible Note

In December 2023, we entered into separate subscription agreements for the issuance of convertible promissory notes (the “December 2023 Convertible Notes”) pursuant to which (i) we issued December 2023 Convertible Notes in the aggregate principal amount of $1,000,000 and (ii) certain April 2023 Convertible Notes previously issued in the aggregate original principal amount of $180,000 were exchanged for December 2023 Convertible Notes.

In January 2024, we completed an additional close of the December 2023 Convertible Notes pursuant to which (i) we issued December 2023 Convertible Notes in the aggregate principal amount of $675,000 and (ii) certain April 2023 Convertible Notes previously issued in the aggregate original principal amount of $240,000 were exchanged for December 2023 Convertible Notes.

In February 2024, we completed a final closing of the December 2023 Convertible Notes and entered into separate subscription agreements in the aggregate principal amount of $63,000.

The December 2023 Convertible Notes carry an interest rate of 10% per annum, have a maturity date of December 18, 2024, and provide for automatic conversion, optional conversion and registration rights as follows:

•
Automatic Conversion: If a Business Combination (defined below) occurs while the December 2023 Convertible Notes are outstanding, then the outstanding principal amount of the December 2023 Convertible Notes and all accrued and unpaid interest shall automatically convert into common stock, par value $0.0001 per share (the “Common Stock”) of the Company immediately prior to the closing of the Business Combination at the Conversion Price (defined below) where:
o
“Business Combination” means any reorganization, recapitalization, reclassification, consolidation or merger involving the Company in which the Common Stock of the Company is converted into or exchanged for securities of another entity that are traded on a Public Exchange.
o
“Conversion Price” means the price per share for the Company’s Common Stock determined by reference to the purchase price payable in connection with such Business Combination, multiplied by 70%, where the price per share of the Common Stock is determined by reference to the 30-day volume weighted average price of the Surviving Company Securities on the Public Exchange immediately prior to conversion and the exchange ratio used in the Business Combination.
o
“Public Exchange” means the Nasdaq Stock Market, the New York Stock Exchange or another public exchange or marketplace approved by the Company’s Board of Directors.
•
Optional Conversion: If a Business Combination does not occur prior to the maturity date of the December 2023 Convertible Notes and if the Company’s Common Stock is listed on a Public Exchange as of such date, then the holders will have the right, at their option, to convert the outstanding principal amount of the December 2023 Convertible Notes (and all accrued and unpaid interest thereof) into fully paid and nonassessable shares of Common Stock of the Company at a price equal to the 30-day volume weighted average price of the Company’s Common Stock on the Public Exchange on which it is traded multiplied by 90%.
•
Registration Rights: Upon the Company’s next equity financing in which the Company provides future investors with registration rights, the Company will provide substantially equivalent registration rights to the December 2023 Convertible Note Investors with respect to the shares of Common Stock into which the December 2023 Convertible Notes are convertible.

In consideration for its services in respect of the financing described above, we paid the Placement Agent a commission of $147,440. Further, upon conversion of the December 2023 Convertible Notes into Common Stock of the Company, the Placement Agent will receive shares of restricted Common Stock of the Company equal to (i) 4% of the total number of shares of Common Stock received upon conversion of the December 2023 Convertible Notes issued for the aggregate principal of $1,738,000 new capital and (ii) 1% of the total number of shares of Common Stock received upon conversion of the December 2023 Convertible Notes issued for the aggregate principal of $420,000 in exchange of the April 2023 Convertible Notes.

In December 2023, we issued a $500,000 related party December 2023 Convertible Note to the Key Company Stockholder. This note has the same terms as the December 2023 Convertible Notes outlined above.

In May 2024, we entered into separate secured convertible promissory notes (the “May 2024 Convertible Notes”) pursuant to which we issued May 2024 Convertible Notes in the aggregate principal amount of $1,324,500. The May 2024 Convertible Notes carry an interest rate of 10% per annum, have a maturity date of December 18, 2024, and provide for automatic conversion, security interest and registration rights as follows:

•
Automatic Conversion: If a Business Combination (defined below) occurs while the May 2024 Convertible Notes are outstanding, then the outstanding principal amount of the May 2024 Convertible Notes and all accrued and unpaid interest shall automatically convert into common stock, par value $0.0001 per share (the “Common Stock”) of the Company immediately prior to the closing of the Business Combination at the Conversion Price (defined below) where:
o
“Business Combination” means any reorganization, recapitalization, reclassification, consolidation or merger involving the Company in which the Common Stock of the Company is converted into or exchanged for securities of another entity that are traded on a Public Exchange.
o
“Conversion Price” means the price per share for the Company’s Common Stock determined by reference to the purchase price payable in connection with such Business Combination, multiplied by 50%, where the price per share of the Common Stock is determined by reference to the 30-day volume weighted average price of the Surviving Company Securities on the Public Exchange immediately prior to conversion and the exchange ratio used in the Business Combination.
o
“Public Exchange” means the Nasdaq Stock Market, the New York Stock Exchange or another public exchange or marketplace approved by the Company’s Board of Directors.
•
Security Interest: As security for payment, the Security Agreement grants and assigns the May 2024 convertible note holders a senior security interest in all of the assets of the Company and its subsidiaries.
•
Registration Rights: Upon the Company’s next equity financing in which the Company provides future investors with registration rights, the Company will provide substantially equivalent registration rights to the May 2024 Convertible Note Investors with respect to the shares of Common Stock into which the May 2024 Convertible Notes are convertible.

Issuance of Unregistered Securities

On November 1, 2023, certain shareholders exercised warrants to purchase 492,045 shares of our common stock at $0.01 per share for a total purchase price of $4,920.

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

Overview

Peak Bio is a clinical-stage biopharmaceutical company focused on developing therapeutics addressing significant unmet need in the areas of oncology, inflammation and rare diseases. Our management team has a combined 50 years of industry experience in the areas of small molecules, antibodies, and antibody-drug-conjugates (ADC).

With our current strategic focus, we have leveraged two decades of industry learning in the antibody-drug-conjugate (ADC) field to develop a platform of proprietary technologies that enable us to design ADCs to have improved efficacy, safety, and tolerability relative to existing antibody or ADC therapies. Our most advanced platform, PH-1 or Thailanstatin is being used to generate a pipeline of proprietary ADC product candidates to address patient populations with improved efficacy relative to traditional ADC-based therapies. Our second product candidate is an ADC targeting Trop2, an antigen broadly expressed in solid tumors. We expect our Trop2 ADC to enter clinical development by late 2024. Our Trop2 ADC and other undisclosed discovery-stage product candidates are based on our proprietary PH-1 platform of toxin payloads targeting RNA splicing.

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

Our lead product candidate for which we are seeking a strategic partner for, PHP-303 is a small molecule, 5th generation Phase 2 clinical-ready neutrophil elastase (NE) inhibitor (NEI). We are planning a Phase 2 clinical study in Alpha-1 anti-trypsin deficiency (AATD) patients. We have completed two Phase 1 trials of PHP-303 in healthy volunteers testing higher doses of PHP-303 by single-ascending dose (SAD) and multiple-ascending dose (MAD). PHP-303 demonstrated dose- dependent pharmacokinetics and the recommended Phase 2 dose was achieved in these trials. A maximum tolerated dose for PHP-303 was not achieved in these Phase 1 trials.

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

We have incurred significant losses since the commencement of our operations. Our net loss was $12.3 for the nine months ended September 30, 2023 and $13.1 million and $8.3 million for the years ended December 31, 2022 and 2021, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our efforts to identify product candidates and seek regulatory approvals within our portfolio of product candidates. These losses have resulted primarily from costs incurred in connection with research and development activities and to a lesser extent from general and administrative costs associated with our operations. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our research and development activities.

Recent Developments

Akari Merger

Merger Agreement

On March 4, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Akari Therapeutics, Plc, a public company limited by shares incorporated in England and Wales (“Akari”), and Pegasus Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Akari (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions thereof, Merger Sub will be merged with and into Peak Bio (the “Merger”), with Peak Bio surviving the Merger as a wholly-owned subsidiary of Akari.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of Common Stock (other than (x) shares of Common Stock held by us as treasury stock, or shares of Common Stock owned by Akari, Merger Sub or any direct or indirect wholly-owned subsidiaries of Akari and (y) Dissenting Shares (as defined in the Merger Agreement)), will be converted into the right to receive Akari American Depositary Shares (“Akari ADSs”) representing a number of Akari ordinary shares, par value $0.0001 per share (the “Akari Ordinary Shares”), equal to an exchange ratio calculated in accordance with the Merger Agreement (the “Exchange Ratio”), each such share duly and validly issued against the deposit of the requisite number of Akari Ordinary Shares in accordance with the Deposit Agreement (as defined in the Merger Agreement). The Exchange Ratio will be calculated such that the total number of shares of Akari ADSs to be issued as merger consideration for the Peak Common Stock will be expected to be, upon issuance, approximately 50% of the outstanding shares of Akari ADSs (provided, certain adjustments to this ratio will be made in respect of the net cash, as determined in accordance with the Merger Agreement, of each of Peak Bio and Akari at the close of business one business day prior to the anticipated consummation of the Merger). The Merger Agreement provides that, under certain circumstances, additional Akari ADSs may be issued to the holders of shares of Peak Common Stock following the consummation of the Merger equal to an exchange ratio calculated in accordance with the Merger Agreement (the “Additional Exchange Ratio”).

At the Effective Time, each warrant to purchase capital stock of Peak Bio (“Peak Warrant”) outstanding immediately prior to the Effective Time will be converted into and exchangeable for warrants to purchase a number of Akari Ordinary Shares or Akari ADSs, as determined by Akari (each, an “Adjusted Warrant”), on substantially similar terms and subject to substantially similar conditions as were applicable to such Peak Warrant immediately prior to the Effective Time, except (i) for terms rendered inoperative by reason of the transactions contemplated by the Merger Agreement, (ii) as provided in the following sentence and (iii) such amendments to the terms of the Adjusted Warrants as are necessary to comply with applicable Law (as defined in the Merger Agreement). The number of Akari Ordinary Shares (or the number of Akari Ordinary Shares underlying Akari ADSs, as applicable) subject to each Adjusted Warrant will be equal to the number of shares of Peak Common Stock issuable upon exercise of such Peak Warrant immediately prior to the Effective Time multiplied by the Exchange Ratio, with any fractional Akari Ordinary Shares or Akari ADSs rounded down to the nearest whole Akari Ordinary Share or Akari ADS, as applicable, and the exercise price with respect to each Akari Ordinary Share (or each Akari Ordinary Share underlying Akari ADSs, as applicable) underlying such Adjusted Warrant will be equal to the exercise price of such Peak Warrant immediately prior to the Effective Time divided by the Exchange Ratio. The grant of the Adjusted Warrants will be effected as of the Effective Time, or as soon thereafter as is reasonably practicable, taking into account Parent’s administrative procedures. The Adjusted Warrants will be further adjusted, if applicable, to give effect to the impact of the Additional Exchange Ratio.

Each option to acquire shares of Peak Common Stock (“Peak Option”) that is outstanding and unexercised immediately prior to the Effective Time, whether or not vested, will be assumed and converted into an option to purchase a number of Akari ordinary shares or Akari ADSs, as determined by Akari (each, an “Adjusted Option”). The number of Akari Ordinary Shares (or the number of Akari Ordinary Shares underlying Akari ADSs, as applicable) subject to the Adjusted Option will be equal to the product of (i) the total number of shares of Peak Common Stock subject to such Peak Option immediately prior to the Effective Time multiplied by (ii) the Exchange Ratio, with any fractional Akari Ordinary Shares or Akari ADSs rounded down to the nearest whole Akari Ordinary Share or Akari ADS, as applicable, and the exercise price per share of each Adjusted Option will be equal to the exercise price of such Peak Option immediately prior to the Effective Time divided by the Exchange Ratio. The Adjusted Options will be further adjusted, if applicable, to give effect to the impact of the Additional Exchange Ratio.

Voting Agreements

Concurrently with the Merger Agreement, we and Akari entered into voting and support agreements (the “Voting Agreements”) with certain stockholders of Peak Bio (the “Peak Stockholders”) and certain shareholders of Akari (the “Akari Shareholders” and, together with the Peak Stockholders, the “Supporting Holders”). The Supporting Holders have agreed to, among other things, vote their shares in favor of the Merger Agreement and the Merger or the issuance of Akari Ordinary Shares in connection therewith, as applicable, in accordance with the recommendation of the respective boards of directors of Peak Bio and Akari.

Bylaws Amendment

In connection with the execution of the Merger Agreement, on March 3, 2024, our Board approved an amendment to our Amended and Restated Bylaws (the “Bylaws Amendment”), which became effective immediately. The Bylaws Amendment requires that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or stockholder (including a beneficial owner) of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against any director, officer, employee or stockholder (including a beneficial owner) of the Company arising under any provision of the Delaware General Corporation Law (“DGCL”) or the bylaws or the certificate of incorporation of the Company, or (iv) any action asserting a claim governed by the internal affairs doctrine shall, to the fullest extent permitted by law, be the Court of Chancery of the State of Delaware (or if the Court of Chancery for the State of Delaware does not have jurisdiction, a state court located within the State of Delaware or, if no state court located within the State of Delaware has subject matter jurisdiction, the federal district court for the District of Delaware). In addition, the Bylaws Amendment provides that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any claim or cause of action arising under the Securities Act of 1933, as amended.

Financing

Key Company Stockholder Agreements

In January, 2024, we received proceeds from a Senior Secured Promissory Note (the “Secured Note”) in the amount of $750,000 from our founder and director, Hoyoung Huh (the “Key Company Stockholder”). In accordance with the terms of the Secured Note, the Company, together with its subsidiaries, also entered into a Security Agreement with Dr. Huh (the “Security Agreement”). The Secured Note has a maturity date on January 23, 2025 and carries an interest rate of 15% per annum. As security for payment of the Secured Note, the Security Agreement grants and assigns to Dr. Huh a security interest in all of the assets of the Company and its subsidiaries.

In March 2023, we received proceeds from a loan in the amount of $250,000 from our Key Company Stockholder. The loan matures on December 31, 2023 and bear interest at a rate of 5.0% per annum. The loan was evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The loan may be prepaid by us at any time prior to maturity without the consent of the lender. In April 2023, this related party loan was settled through the issuance of a convertible note payable, related party (see below).

In April 2022, we entered into a forward purchase agreement (the “Key Company Stockholder Forward Purchase Agreement”) with our Key Company Stockholder. In April 2023, we entered into a subscription agreement with our founder and director to replace and supersede the Key Company Stockholder Forward Purchase Agreement, to provide for the conversion of the loans made by the Key Company Stockholder totaling $1,750,000 plus interest into convertible notes and warrants to purchase shares of our common stock, and to cancel and forfeit the 1,930,501 shares of common stock being held in escrow.

Convertible Notes

2022 Convertible Note

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

On November 1, 2023, we entered into an amended and restated promissory note whereby the principal amount was reduced to $650,000. The loan matures on December 31, 2024, bears interest at a rate of 6.0% per annum, and has no conversion feature. Further, the loan requires the Company to make a payment of $300,000 by December 31, 2023, which was paid.

April 2023 Convertible Note

In April 2023, we entered into separate subscription agreements for the issuance of convertible promissory notes (the “April 2023 Convertible Notes”) in the aggregate principal amount of $2,195,034 and an aggregate amount of 3,658,390 warrants (the “Warrants”). The 2023 Convertible Notes will be convertible into shares of our common stock at $0.60 per share. For each share into which a 2023 Convertible Note is convertible, the investor received Warrants to purchase an equal amount of shares of our common stock at $0.60 per share. In connection with the issuance of the 2023 Convertible Notes and the Warrants, in consideration for its services in respect of the financing described above, the Company also issued the Placement Agent purchase warrants (the “Placement Agent Warrant”) to purchase 209,670 shares of the Company’s common stock at a price per share of $0.60. The Placement Agent Warrant has a 5-year term. In addition, the Company paid the Placement Agent a commission of approximately $125,000.

In April 2023, we entered into a subscription agreement with our founder and director to settle $1,130,775 in related party loans made to us. We issued a $1,130,775 related party unsecured convertible promissory note and warrants to purchase 1,884,625 shares of our common stock at $0.60 per share.

December 2023 Convertible Note

In December 2023, we entered into separate subscription agreements for the issuance of convertible promissory notes (the “December 2023 Convertible Notes”) pursuant to which (i) we issued December 2023 Convertible Notes in the aggregate principal amount of $1,000,000 and (ii) certain April 2023 Convertible Notes previously issued in the aggregate original principal amount of $180,000 were exchanged for December 2023 Convertible Notes.

In January 2024, we completed an additional close of the December 2023 Convertible Notes pursuant to which (i) we issued December 2023 Convertible Notes in the aggregate principal amount of $675,000 and (ii) certain April 2023 Convertible Notes previously issued in the aggregate original principal amount of $240,000 were exchanged for December 2023 Convertible Notes.

In February 2024, we completed a final closing of the December 2023 Convertible Notes and entered into separate subscription agreements in the aggregate principal amount of $63,000.

The December 2023 Convertible Notes carry an interest rate of 10% per annum, have a maturity date of December 18, 2024, and provide for automatic conversion, optional conversion and registration rights as follows:

•
Automatic Conversion: If a Business Combination (defined below) occurs while the December 2023 Convertible Notes are outstanding, then the outstanding principal amount of the December 2023 Convertible Notes and all accrued and unpaid interest shall automatically convert into common stock, par value $0.0001 per share (the “Common Stock”) of the Company immediately prior to the closing of the Business Combination at the Conversion Price (defined below) where:
•
“Business Combination” means any reorganization, recapitalization, reclassification, consolidation or merger involving the Company in which the Common Stock of the Company is converted into or exchanged for securities of another entity that are traded on a Public Exchange.
•
“Conversion Price” means the price per share for the Company’s Common Stock determined by reference to the purchase price payable in connection with such Business Combination, multiplied by 70%, where the price per share of the Common Stock is determined by reference to the 30-day volume weighted average price of the Surviving Company Securities on the Public Exchange immediately prior to conversion and the exchange ratio used in the Business Combination.
•
“Public Exchange” means the Nasdaq Stock Market, the New York Stock Exchange or another public exchange or marketplace approved by the Company’s Board of Directors.
•
Optional Conversion: If a Business Combination does not occur prior to the maturity date of the December 2023 Convertible Notes and if the Company’s Common Stock is listed on a Public Exchange as of such date, then the holders will have the right, at their option, to convert the outstanding principal amount of the December 2023 Convertible Notes (and all accrued and unpaid interest thereof) into fully paid and nonassessable shares of Common Stock of the Company at a price equal to the 30-day volume weighted average price of the Company’s Common Stock on the Public Exchange on which it is traded multiplied by 90%.
•
Registration Rights: Upon the Company’s next equity financing in which the Company provides future investors with registration rights, the Company will provide substantially equivalent registration rights to the December 2023 Convertible Note Investors with respect to the shares of Common Stock into which the December 2023 Convertible Notes are convertible.

In consideration for its services in respect of the financing described above, we paid the Placement Agent a commission of $147,440. Further, upon conversion of the December 2023 Convertible Notes into Common Stock of the Company, the Placement Agent will receive shares of restricted Common Stock of the Company equal to (i) 4% of the total number of shares of Common Stock received upon conversion of the December 2023 Convertible Notes issued for the aggregate principal of $1,738,000 new capital and (ii) 1% of the total number of shares of Common Stock received upon conversion of the December 2023 Convertible Notes issued for the aggregate principal of $420,000 in exchange of the April 2023 Convertible Notes.

In December 2023, we issued a $500,000 related party December 2023 Convertible Note to the Key Company Stockholder. This note has the same terms as the December 2023 Convertible Notes outlined above.

May 2024 Convertible Notes

In May 2024, we entered into separate secured convertible promissory notes (the “May 2024 Convertible Notes”) pursuant to which we issued May 2024 Convertible Notes in the aggregate principal amount of $1,324,500. The May 2024 Convertible Notes carry an interest rate of 10% per annum, have a maturity date of December 18, 2024, and provide for automatic conversion, security interest and registration rights as follows:

•
Automatic Conversion: If a Business Combination (defined below) occurs while the May 2024 Convertible Notes are outstanding, then the outstanding principal amount of the May 2024 Convertible Notes and all accrued and unpaid interest shall automatically convert into common stock, par value $0.0001 per share (the “Common Stock”) of the Company immediately prior to the closing of the Business Combination at the Conversion Price (defined below) where:

•
“Business Combination” means any reorganization, recapitalization, reclassification, consolidation or merger involving the Company in which the Common Stock of the Company is converted into or exchanged for securities of another entity that are traded on a Public Exchange.
•
“Conversion Price” means the price per share for the Company’s Common Stock determined by reference to the purchase price payable in connection with such Business Combination, multiplied by 50%, where the price per share of the Common Stock is determined by reference to the 30-day volume weighted average price of the Surviving Company Securities on the Public Exchange immediately prior to conversion and the exchange ratio used in the Business Combination.
•
“Public Exchange” means the Nasdaq Stock Market, the New York Stock Exchange or another public exchange or marketplace approved by the Company’s Board of Directors.
•
Security Interest: As security for payment, the Security Agreement grants and assigns the May 2024 convertible note holders a senior security interest in all of the assets of the Company and its subsidiaries.
•
Registration Rights: Upon the Company’s next equity financing in which the Company provides future investors with registration rights, the Company will provide substantially equivalent registration rights to the May 2024 Convertible Note Investors with respect to the shares of Common Stock into which the May 2024 Convertible Notes are convertible.

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

Departure of Directors; Appointment of New Audit Committee Chair

On August 25, 2023, Michael Friedman was appointed to the Board, effective immediately. Further, the Board appointed Michael Friedman as a member of the Audit Committee.

Issuance of Unregistered Securities

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

On November 1, 2023, certain shareholders exercised warrants to purchase 492,045 shares of our common stock at $0.01 per share for a total purchase price of $4,920.

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

Results of Operations for the three months ended September 30, 2023 and 2022

The following table provides selected financial information for the Company:

	Three months ended September 30,		Change
	2023	2022	Amount
Revenues	$278,831	$192,547	$86,284
Operating expenses
Research and development	552,988	868,410	(315,422)
General and administrative	1,756,801	1,010,010	746,791
Total operating expenses	2,309,789	1,878,420	431,369
Loss from operations	(2,030,958)	(1,685,873)	(345,085)
Other income (expense), net	2,441,545	(68,739)	2,510,284
Loss before income tax expense	$410,587	$(1,754,612)	$2,165,199

Revenue

Our revenue has historically been generated through grants from government organizations. The total revenue for government grants was $278,831 and $192,547 for the three months ended September 30, 2023 and 2022, respectively.

Research and Development Expense

The following table summarizes our research and development expenses:

	Three months ended September 30,
	2023	2022
Third-party direct project expenses
PHP-303	$297,979	$33,152
PH-1 ADC Platform	48,007	(37,513)
General program expenses and other pre-clinical programs	—	132,240
Total third-party direct project expenses	345,986	127,879
Other research and development costs
Personnel costs	200,872	330,397
Facilities and other costs	6,130	410,134
Total other research and development costs	207,002	740,531
Total research and development costs	$552,988	$868,410

Research and development expense decreased by $0.3 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily due to decreases to facilities and other costs of $0.5 million, partially offset by an increase in direct project expenses related to the PHP-303 and PH-1 ADC Platform of $0.2 million.

General and Administrative Expense

General and administrative expense increased by $0.7 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily driven by an increase in D&O insurance of $0.4 million, increase in wages of $0.4 million and increase in professional fees related to being a public company of $0.4 million, partially offset by a decrease in administrative services of $0.5 million.

Other Income, Net

Other income, net increased by $2.5 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to the change in fair value of warrant liability of $2.2 million, change in fair value of derivative liability of $1.4 million, partially offset by interest expense on the convertible notes payable and related party convertible notes payable of $1.2 million.

Results of Operations for the nine months ended September 30, 2023 and 2022

The following table provides selected financial information for the Company:

	Nine months ended September 30,		Change
	2023	2022	Amount
Revenues	$292,685	$346,413	$(53,728)
Operating expenses
Research and development	1,637,247	3,443,147	(1,805,900)
General and administrative	7,060,681	3,543,018	3,517,663
Impairment loss on operating lease right-of-use asset	3,513,999	—	3,513,999
Total operating expenses	12,211,927	6,986,165	5,225,762
Loss from operations	(11,919,242)	(6,639,752)	(5,279,490)
Other income (expense), net	(381,231)	252,547	(633,778)
Loss before income tax expense	$(12,300,473)	$(6,387,205)	$(5,913,268)

Revenue

Our revenue has historically been generated through grants from government organizations. The total revenue for government grants was $292,685 and $346,413 for the nine months ended September 30, 2023 and 2022, respectively.

Research and Development Expense

The following table summarizes our research and development expenses:

	Nine months ended September 30,
	2023	2022
Third-party direct project expenses
PHP-303	$333,974	$371,218
PH-1 ADC Platform	183,693	351,107
General program expenses and other pre-clinical programs	—	344,821
Total third-party direct project expenses	517,667	1,067,146
Other research and development costs
Personnel costs	877,762	1,174,757
Facilities and other costs	241,818	1,201,244
Total other research and development costs	1,119,580	2,376,001
Total research and development costs	$1,637,247	$3,443,147

Research and development expense decreased by $1.8 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to decreases in direct project expenses related to the PHP-303 programs of $0.1 million, the PH-1 ADC Platform of $0.2 million and general program expenses and other pre-clinical programs of $0.3 million. In addition, there was a decrease in personnel costs of $0.3 million driven by a reduction of staff and a decrease to facilities and other costs of $1 million.

General and Administrative Expense

General and administrative expense increased by $3.5 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily driven by an increase in D&O insurance of $1.4 million, increase in wages of $1.1 million and increase in professional fees related to being a public company of $1.5 million, partially offset by a decrease in administrative services of $0.8 million.

Impairment Loss on Operating Lease Right-of-Use Asset

We recognized an impairment loss on the operating lease right-of-use asset of $3.5 million due to the abandonment of the premises in Palo Alto, California for the nine months ended September 30, 2023 and 2022.

Other Income, Net

Other income, net decreased by $0.6 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to interest expense on the convertible notes payable and related party convertible notes payable of $2.2 million and a a loss on extinguishment of debt of $1 million, partially offset by a fair value adjustment to the warrant liability of $2 million, a fair value adjustment of $0.8 million to the derivative liability and a receipt of an employee retention credit of $0.3 million during the nine months ended September 30, 2022.

Liquidity, Capital Resources and Going Concern

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $12.3 million for the nine months ended September 30, 2023 and $13.1 million and $8.3 million for the years ended December 31, 2022 and 2021, respectively. At September 30, 2023 we had cash of $0.1 million. Our primary uses of cash to date have been to fund our research and development activities, business planning, establishing and maintaining our intellectual property portfolio, and providing general and administrative support for our operations.

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

Cash Flows Discussion

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
	2023	2022
Net cash used in operating activities	$(3,289,416)	$(3,786,504)
Net cash used in investing activities	—	(128,454)
Net cash provided by financing activities	2,527,972	4,175,505
Net (decrease) increase in cash, cash equivalents and restricted cash	$(761,444)	$260,547

Operating Activities

During the nine months ended September 30, 2023, net cash used in operating activities was $3.3 million, due to our operating loss of $12.3 million, a loss on extinguishment of debt of $1 million, partially offset by non-cash items including impairment loss on operating right of use asset of $3.5 million, amortization of right-of-use asset of $0.2 million, issuance of shares for finance fee of $0.3 million, depreciation expense of $0.1 million and share-based compensation of $0.4 million, a change in the fair value of warrant liability of $2 million, a change in the fair value of derivative liability of $0.8 million as well as a decrease in working capital of $4.2 million.

During the nine months ended September 30, 2022, net cash used in operating activities was $3.8 million, due to our operating loss of $6.3 million, partially offset by amortization of right-of-use asset of $0.6 million, depreciation expense of $0.1 million, share-based compensation of $0.4 million and a decrease in working capital of $1.3 million.

Investing Activities

During the nine months ended September 30, 2023, there was no net cash used in investing activities. During the nine months ended September 30, 2022, net cash used in investing activities was $128,454 primarily due to capital expenditures for furniture and fixtures related to the office in South San Francisco, California.

Financing Activities

During the nine months ended September 30, 2023 net cash provided by financing activities was driven by the net proceeds from issuance of convertible notes payable of $2.1 million, proceeds from exercise of warrants of $1 million, proceeds from a related party loan of $0.3 million, and proceeds from the issuance of common shares under the White Lion Purchase Agreement (as defined below), partially offset by repayment of the insurance financing of $0.9 million.

During the nine months ended September 30, 2022, net cash provided by financing activities was driven by the net proceeds from pH Pharma Ltd of $1.3 million, proceeds from the issuance of long term debt of $1.3 million, proceeds from a related party loan of $0.5 million, and proceeds from the issuance of common stock for $1.2 million.

Contractual Obligations and Commitments

In October 2021, we entered into a lease for laboratory and office facilities in Palo Alto, California that expires in March 2027 with a five-year renewal option and opened a secured letter of credit with a third-party financial institution in lieu of a security deposit for $177,000. Base rent for this lease is approximately $89,000 monthly with annual escalations of 3%. In March 2023, the Company vacated the premises and returned possession of the premises to the landlord in April 2023. The full amount of the secured letter of credit issued in lieu of a security deposit has been applied to back rent and the Company is still responsible for the outstanding payments under the lease.

On March 1, 2022, we and pH Pharma Ltd entered into an administrative services and facilities agreement whereby pH Pharma Ltd will perform services, functions and responsibilities for us. Under the agreement, we would pay pH Pharma Ltd $100,000 per month through August 30, 2022 and $15,000 per month from September 1, 2022 through February 28, 2023 based on the estimated value of the level of service to be performed. Additionally, we would pay pH Pharma Ltd $3,000 per month from March 1, 2022 through February 28, 2023 in lease payments. At September 30, 2023 we recorded a liability to accrued expenses of $297,421 related to this agreement.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2023 and December 31, 2022.

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

Concentration of Credit Risk

We received 100% of our revenue through a grant from a government organization during the three and nine months ended September 30, 2023 and 2022. To date, no receivables have been written off.

Interest Rate Risk

As of September 30, 2023 and December 31, 2022, we had a cash balance of $0.1 million, $0.7 million, respectively, all of which were maintained in business checking accounts and money market accounts in the U.S. and South Korea. Our primary exposure to market risk is to interest income volatility, which is affected by changes in the general level of interest rates. As such rates are at a near record low, a 10% change in the market interest rates would not have a material effect on our business, financial condition or results of operations.

Foreign Currency Risk

We conduct our business in U.S. dollars and, thus, are not exposed to financial risks from exchange rate fluctuations between the U.S. dollar and other currencies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our internal controls over financial reporting were not effective as of the end of the period covered by this Interim Report on Form 10-Q due to material weaknesses as describe herein.

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
o
Accuracy of diluted earnings per share calculation;
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

PEAK BIO, INC.

Date: June 24, 2024	By:	/s/ Stephen LaMond
Stephen LaMond
Interim Chief Executive Officer and Director
(principal executive officer)

Date: June 24, 2024	By:	/s/ Stephen LaMond
Stephen LaMond
Acting Chief Financial Officer

(principal financial and accounting officer)