Form 10-K
period 2023-12-31
Peak Bio, Inc.
filed 2024-08-06
CIK 1834645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001, par value

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

The aggregate market value of voting common stock held by non-affiliates of the Registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates") was approximately $17 million as of June 30, 2023, based on the closing sale price of such stock as reported on the OTC Pink Market.

The number of shares of the Registrant’s common stock outstanding as of August 5, 2024 was 23,124,888.

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
•
our ability to continue operations and to obtain additional financing in connection therewith;
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
•
our limited operating history;
•
prevailing economic, market and business conditions;
•
litigation, complaints, and/or adverse publicity;
•
our ability to protect our intellectual property;
•
the heavy regulatory oversight in our industry;
•
the inability to profitably expand in existing markets and into new markets;
•
future exchange and interest rates;
•
changes in applicable laws or regulations;
•
our ability to attract and retain key scientific or management personnel;
•
the impact of changes in consumer spending patterns, consumer preferences, global economic conditions (including high inflation), crime, weather, demographic trends and employee availability;
•
privacy and data protection laws, privacy or data breaches, or the loss of data;
•
fluctuations in the trading price of our common stock (the “Common Stock”); and

ii

•
the unpredictability of the effects of health epidemics, such as the COVID-19 pandemic, and its effect on our business and financial conditions.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report on Form 10-K are more fully described in the “Risk Factors” section. The risks described in “Risk Factors” are not exhaustive. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward- looking statements attributable to us or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

iii

PART I

Item 1. Business.

SUMMARY

Peak Bio is a clinical-stage biopharmaceutical company focused on developing innovative therapeutics addressing significant unmet need in the areas of cancer, inflammatory and rare diseases. We will continue to explore and partner with researchers, clinicians, patient advocacy groups, academic institutions, governmental agencies, and our investors to continue to expand treatment options and partnerships to meet those expectations.

In the near-term, Peak Bio will focus on its proprietary “Peak Bio R&D Discovery Toxin and ADC Platform Engine”. To achieve this, we believe Peak Bio’s management team are well suited to drive this strategic initiative, having combined 50 plus years of industry experience in drug development of small molecules, antibodies, and antibody-drug-conjugates (ADCs), and having successfully led companies that created therapeutics in above categories during their tenures. During his career, Dr. Huh, our founder and chairman has founded or co-founded companies such as pH Pharma and BridgeBio (NASDAQ: BBIO) and been a partner of McKinsey & Co (Healthcare/ Technology sector). He has held various leadership positions including Chairman at companies such as Pliant Therapeutics (NASDAQ: PLRX), CytomX Therapeutics (NASDAQ: CTMX), Geron Corporation (NASDAQ: GERN), Epizyme (NASDAQ: EPZM), Chief Executive Officer of BiPar Sciences (acquired by Sanofi) and has served on the Board of Directors for Facet Biotech (acquired by Abbott) and Nektar Therapeutics (NASDAQ: NKTR).

The company has determined that our lead clinical candidate, PHP-303, will move forward with external partnering/collaboration and are focused on identifying a strategic partner for this program.

Peak Bio has leveraged two decades of industry learnings in advancing novel payloads, an important area of the ADC field allowing for highly targeted treatments in cancer. In some indications, ADCs have replaced conventional chemotherapies and targeted therapies by delivering potent antibody-directed payloads selectively to their tumors, releasing payloads in the tumor environment via improved linker technology, avoiding the potential for significant off-target toxicities observed in systemic chemotherapies. These incremental improvements in cancer treatments for patients and specifically ADCs have also led to the growing commercial success of ADCs currently on the market and likely for those currently in development. A quick scan of the deal flow associated with ADCs over the past 5 years is encouraging both from their continued clinical and commercial success. We believe Peak Bio is well-positioned to take advantage of this field with novel payload platform driven ADC-based therapeutics.

We are poised to launch off a platform of proprietary in-house technologies that differentiate our ADCs from existing on-market and in-development antibody or ADC programs.

Why do we postulate that our approach could be a very important next step in the ADC field?

•
Despite the incremental gains in patient survival owing to scientific advancements in ADC technology and/ or patient adverse effect management, there continues to be a need for novel mechanism-of-action (MoA) ADCs that deliver potent, yet different, antibody-directed payloads. Efficacy in subsequent lines where patients have demonstrated resistance to microtubule and topoisomerase family toxins necessitate use of ADCs with alternate MoA payloads as opposed to ADCs bearing payloads of the same class seeking out different cancer targets.
•
Secondly, we believe that adding an immunomodulatory effect to our toxin(s) that engages our immune systems to assist in the cancer killing would contribute to a long-term tumor regression.

Based on the clinical and commercial successes of checkpoint inhibitors that activate immune cell mediated killing of tumors, our programs have taken the traditional approach of an ADC and added an important immunomodulatory component. In essence, we hypothesize that our combination of Antibody + Linker + Peak Bio Toxin with Immune Modulation is potentially a better ‘Mousetrap.’

Our most advanced platform in oncology utilizes our toxin, PH-1 or Thailanstatin (a spliceosome modulator) to generate a pipeline of proprietary ADC product candidates that are differentiated from traditional ADC-based therapies so that we may address unmet need in cancer patients. Differentiation is the first, and necessary step, towards the development of therapies serving an unmet need in patients. For e.g., the tumor may already be resistant to an approved ADC with payload A but may still respond to an investigational ADC with payload B, as the MoA is different. In that regard, PH-1 is a novel ADC payload and targets the proper splicing of introns. These mis-spliced RNAs are subjected to mRNA decay depriving cancer cells of thousands of essential proteins vital to survival and proliferation. In addition, PH-1 creates mis-spliced proteins or neoepitopes which the immune cells can target well after the initial “chemotherapy” is delivered, in essence creating a second mechanism for cancer killing.

Our first product candidate is an ADC targeting Trop2, which is an antigen broadly expressed in solid tumors of epithelial origin. Our Trop2 ADC and other undisclosed discovery-stage ADC candidates are products of our proprietary Peak Bio R&D Discovery Toxin and ADC Platform Engine, specifically the PH-1 payloads targeting RNA splicing. We will continue to identify cancer targets that are well suited to our technology. The goal over time and with the appropriate investment, Peak Bio desires to create a series of differentiated next generation cancer therapies targeting difficult to treat cancers and contribute to increased cancer survival to the benefit of patients, care givers, our potential future partners with the added benefit to our investors.

Even though Peak Bio’s PH1 platform approach has been initiated, and our first ADC targeting Trop2 has been nominated, we are still working on two additional toxins that are in early R&D to add to our armamentarium of novel payloads. We envision the Peak Bio R&D Discovery Toxin and ADC Platform Engine of the future will conceive multiple ADCs derived from different payloads with differing and complementary MoAs.

The company’s rare disease portfolio contains a small molecule inhibitor of human Neutrophil Elastase (NE) that Peak Bio is developing for the potential treatment of a genetic disorder known as alpha-1 antitrypsin (AAT) deficiency (AATD). AATD is a life-threatening condition that results in severe debilitating symptoms, including early-onset pulmonary emphysema and liver complications. Scientific data indicate that the increased risk of lung tissue injury in AATD patients may be due to inadequately controlled NE protease activity caused by the insufficient amounts of AAT, the major antiprotease that inhibits NE activity in lungs. We believe that by inhibiting NE, PHP-303 has the potential to reduce the destruction of lung tissue and stabilize clinical deterioration in AATD patients.

PHP-303 is a selective and reversible NE inhibitor (NEI) with sub-nanomolar potency against the bioactive form of NE (von Nussbaum et al., 2015, Chem Med Chem 10:1163). This 5th generation NEI asset was in-licensed from Bayer Pharmaceuticals with a demonstrated IC50 potency of 0.65 nanomolar (highly potent) for the inhibition of human NE which Bayer had tested in phase 2 as an oral once-daily regimen (low doses) to suppress NE activity in Chronic Obstructive Pulmonary Disorder (COPD) patients.

The company has evaluated PHP-303 at higher dose levels in phase 1 human clinical trials in both single ascending dose (SAD) and multiple ascending dose (MAD) formats and demonstrated dose-dependent pharmacokinetics, pharmacodynamics, and an acceptable safety profile. The drug has been tested in nearly 186 subjects including the most recent SAD and MAD studies with largely Grade 1 or 2 treatment-related adverse effects (AEs). From pharmacodynamic perspective, the NEI achieved greater than 90% inhibition at the 10 or 20 mg dose levels and achieved the recommended phase 2 dose (RP2D). However, a Maximum Tolerated Dose (MTD) for PHP-303 was not established as the highest dose was tolerated without significant AEs (See clinical characterization of PHP-303 section below; von Nussbaum & Lee, 2015, Bioorg & Med Chem Let 25: 4370–438;4381). The pharmacokinetic profile and lack of serious AEs in our phase 1 clinical studies support a phase 2 clinical evaluation of PHP-303 as an investigational therapy for the treatment of AATD in the chronic setting.

We believe that Peak Bio and the management team are well-positioned to collaborate effectively with a potential future partner by introducing them to our researchers, clinicians, patient advocacy groups, academic institutions, governmental agencies, and provide hands-on experience/ knowledge gained during the SAD and MAD clinical studies. Thus, we can continue to address significant unmet medical need for patients with AATD, and their advocacy groups with whom we have developed relationships over the years.

At this time, we believe that the company and shareholders are best served with finding external partnerships for our clinical stage asset PHP-303 while continuing to use our resources on advancing and expanding our ADC Toolkit of novel toxins, linkers, and the ADCs the company has in play and will likely nominate new candidates in the near term horizon.

Overview

Peak Bio is a clinical-stage biopharmaceutical company focused on commercializing innovative therapeutics that aim to improve and address significant unmet medical need for patients with cancer, inflammatory and/or rare diseases. We will continue to explore and partner with researchers, clinicians, patient advocacy groups, academic institutions, governmental agencies, and our investors to continue to expand treatment options and partnerships to meet those expectations. Peak Bio will continue to grow our clinical and preclinical pipeline by executing our clinical plans for our existing program, ideally add new clinical assets through acquisition and through our internal oncology platform engine.

Our clinical stage, phase 2 ready asset, PHP-303, is being investigated for the treatment of alpha-1 antitrypsin deficiency (AATD), a rare genetic disorder and exploring opportunities with PHP-303 for the treatment of acute respiratory distress syndrome (ARDS). We believe our portfolio is well diversified because our product candidates employ different mechanisms of action and target separate indications. We intend to develop and potentially commercialize our rare disease product candidates and potentially future acquired opportunities to maximize potential future sales and marketing synergies. We will also consider potentially seeking strategic partnerships and relationships for further potential clinical development and/or commercialization of these assets.

As part of our historical strategic business plan, we sought and acquired a clinical stage asset that is a small molecule, a neutrophil elastase inhibitor. As stated above, Peak Bio has made the strategic decision to focus our limited resources on our oncology portfolio (proprietary ADC platform) while ensuring that our clinical stage asset efforts are focused on strategic partnering initiatives. In addition to the Peak Bio senior management team’s business acumen and drug development and commercialization experiences across a multitude of therapeutic areas and technologies, we have maintained long-standing relationships with senior executives of large pharmaceutical, smaller biotech companies, key academic institutions, and investment banks, which we believe enhances our ability to identify and acquire additional product candidates.

We acquired PHP-303 from Bayer through our existing executives’ professional longstanding relationships with Bayer. PHP-303 products’ data package included substantial pre-clinical, clinical, and manufacturing data sets from Bayer, a well-known, well-regarded, multinational healthcare company. We have since completed two additional clinical studies (see clinical studies a Summary of PHP-303 Clinical Development Program table below), including a single ascending dose (SAD) and a multiple ascending dose (MAD) studies, that verify tolerability, and NE inhibition by PHP-303.

Our Pipeline

The following table summarizes our pipeline. We have global commercial rights to all our product candidates.

Our portfolio consists of the following product candidates:

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

These incremental improvements in cancer treatments for patients and specifically ADCs have also led to the growing commercial success of ADCs currently on the market and likely for those currently in development. A quick scan of the deal flow associated with ADCs over the past 5 years is encouraging both from their continued clinical and commercial success. We believe Peak Bio is well-positioned to take advantage of this field with our proprietary ADC based therapeutics. We are poised to launch our platform of proprietary in-house technologies that enable us to design ADCs that we believe potentially offers improved ADC characteristics such as a dual mechanism of action (MoA), immune stimulation, and being refractory to multi-drug resistance (MDR)- related forms of resistance.

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

ADCs have demonstrated therapeutic efficacy in clinical trials and an increasing number of ADCs are standards of care in various hematologic and solid cancers (see below). Most ADC research has primarily focused on antigen and target discovery as opposed to payload discovery where Peak Bio is making progress.

FDA-approved ADCs through 2023

ADC	Trade name	Target	Company	Indication	Approval Year
Microtubule inhibitor payload class
Brentuximab vedotin	Adcetris	CD30	Seattle Genetics, Millennium/ Takeda	relapsed HL and relapsed sALCL	2011
Trastuzumab emtansine	Kadcyla	HER2	Genentech, Roche	HER2-positive metastatic breast cancer (mBC) following treatment with trastuzumab and a Maytansinoid	2013
Polatuzumab vedotin-piiq	Polivy	CD79	Genentech, Roche	relapsed or refractory (R/R) diffuse large B-cell lymphoma (DLBCL) Previously untreated DLBCL not otherwise specified or high-grade B cell lymphoma International Prognostic Index 2 or greater	2019 2023
Enfortumab vedotin	Padcev	Nectin-4	Astellas/ Seattle Genetics	adult patients with locally advanced or metastatic urothelial cancer who have received a PD-1 or PD-L1 inhibitor, and a Pt-containing therapy EV+ pembrolizumab in locally advanced or metastatic urothelial cancer in 1st line for Pts ineligible for Pt-containing therapy	2019 2023
Belantamab mafodotin-blmf	Blenrep	BCMA	GlaxoSmithKline (GSK)	adult patients with relapsed or refractory multiple myeloma	2020 (Withdrawn)
Tisotumab vedotin-tftv	Tivdak	Tissue factor	Seagen Inc, Pfizer	Recurrent or metastatic cervical cancer Recurrent or metastatic cervical cancer progressed on chemotherapy	2021 2024
Disitamab vedotin	Aidixi	Her2	Remegen Biosciences/ Seagen Inc	HER2 expressing urothelial cancer	2021
Mirvetuximab soravtansine	Elahere	FR alpha	Immunogen, Abbvie	Platinum-resistant ovarian cancer Folate receptor–alpha (FRα)-positive, platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have received one to three prior systemic treatment regimens	2022 2024
DNA-acting payload class
Gemtuzumab ozogamicin	Mylotarg	CD33	Pfizer/ Wyeth	relapsed acute myelogenous leukemia (AML)	2017 2000
Inotuzumab ozogamicin	Besponsa	CD22	Pfizer/ Wyeth	relapsed or refractory CD22-positive B-cell precursor acute lymphoblastic leukemia Pediatric acute lymphoblastic leukemia	2017 2024
Loncastuximab tesirine-lpyl	Zynlonta	CD19	ADC Therapeutics	Large B-cell lymphoma	2021
Topoisomerase I inhibitor payload class
Trastuzumab deruxtecan	Enhertu	HER2	AstraZeneca/ Daiichi Sankyo	adult patients with unresectable or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 based regimens. unresectable or metastatic breast cancer patients with HER2-low lesions and NSCLC patients with HER2-mutations Her2+ solid tumors	2019 2022 2024
Sacituzumab govitecan	Trodelvy	Trop-2	Immunomedics, Gilead	adult patients with metastatic triple-negative breast cancer (mTNBC) who have received at least two prior therapies for patients with relapsed or refractory metastatic disease. Locally advanced or metastatic urothelial cancer patients with HR+ Her2- Breast cancer who have received endocrine-based therapy and at least 2 systemic therapies in metastatic setting	2020 2021 2023
Peptide toxin class
Moxetumomab pasudotox	Lumoxiti	CD22	AstraZeneca	adults with relapsed or refractory hairy cell leukemia (HCL)	2018 (Withdrawn)

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

Of the 14 ADCs that have been approved by the FDA (including accelerated approvals), eight feature microtubule inhibitors- vedotin/ MMAE (5), mafodotin/ MMAF (1), soravtansine/ DM4 (1) and emtansine/ DM1 (1); two feature topoisomerase inhibitors- govitecan (1) and deruxtecan/ DXd (1); three feature DNA-acting payloads- ozogamicin/ calicheamicin (2) and tesirine (1); and lastly, one featuring a peptide toxin from the bacterium Pseudomonas aeruginosa- pasudotox (1).

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

Given the clinical success of various checkpoint inhibitors, it was reasonable to hypothesize that the modulation of the innate or adaptive immune system by an ADC payload could perform this complementary, yet orthogonal function. Immune cells are nature’s defense against foreign invaders- bacteria and viruses- but fail to identify and destroy cancer cells as a) the latter are derived from self, and b) immune cells are prone to active suppression by the tumor. We leveraged our understanding of oncology, immunology, and immuno-oncology to prioritize biologies that would have this dual activity. It is this concept that we believe allows for a potentially more robust cancer therapeutic approach.

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

Multiple classes of novel ADC payloads under development

Peak Bio Toxin
Class
Synthesis
in vitro
F
NO
Analog selection
Conjugation
in vivo
Mouse TGI
Rat toxicity
Non-Human Primate Study
Alternative splicing
1
PH1
DNA mismatch repair
5
PH5
Protein synthesis
6
PH6

PH-1 family of payloads targeting splicing:

a) Biology of splicing:

In higher organisms, eukaryotes, coding regions of the genome called exons are interrupted by noncoding sequences known as introns or “junk DNA”. Genes are expressed by a two-step process. The first step called transcription that expresses deoxyribonucleic acid (DNA) as an intermediate called ribonucleic acid (RNA). It is at this intermediate step that introns are removed to generate a mature and functional mRNA molecule. The splicing machinery, known as spliceosomes, comprises five small nuclear ribonucleoprotein particles (snRNPs) that interact with more than 200 different auxiliary and regulatory factors that work in concert to precisely remove introns and connect the coding exons end-to-end and generate the final “mature” RNA. The removal of introns from mRNA is referred to as alternative splicing (AS) or simply splicing. In step two, the mature RNA is translated into various functional proteins.

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

After reviewing the adverse effects associated with various non-cleavable vs cleavable ADCs for e.g., T-DM1 vs T-DXd, we concluded that PH1 ADCs in non-cleavable format are likely to be associated with fewer serious toxicities due reduced systemic exposure of the free payload. To corroborate this viewpoint, we refer to the meta-analysis performed by Wynn et al (DOI: 10.1200/JCO.2022.40.16_suppl.3032 Journal of Clinical Oncology 40, no. 16_suppl (June 01, 2022) 3032-3032) of commercially available ADCs that showed that ADCs with non-cleavable linkers were associated with significantly less toxicity than those with cleavable linkers. ADCs with cleavable linkers tended to have greater instances of >Grade 3 adverse events (AEs). 47% of patients (total 1082) treated with 7 cleavable L-Ts developed AEs > grade 3 compared to 34% of patients (total 1335) treated with 2 non-cleavable L-Ts. This was significantly different (weighted risk difference -12.9%; 95% Confidence Interval ranging from -17.1% to -8.8%). There was also a significant difference favoring non-cleavable ADCs for > grade 3 neutropenia (-9.1%; 95% CI -12% to -6.2%) and > grade 3 anemia.

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

PH1: Novel payload with immunostimulatory and anti-drug resistance features

Backbone for a Platform of Differentiated ADCs

Changed & Increased Neoepitopes

Average expression of spliced RNA transcripts treated by

Tubulin directed payload
89
199
PH1 treated
765
660
Log2 Fold Change
Average Expression

Each mark / dot represents an alternatively spliced gene transcript

Blue marks in PH1 reflects 3-fold greater impact on global splicing

Red marks in PH1 reflect 9-fold increased numbers of mis-spliced RNAs

Reduced Drug Resistance via MDR

As PH1 is not recognized by Multi-Drug Resistance (MDR) transporters, the same

PH1
MMAE
% Live Cells
Concentration [nM]
198X
MES
MES MDR high
MES MDRhigh+ MDR inhibitor

Other ADC payloads such as MMAE can be 'pumped out' by MDR transporters resulting in 200X higher concentrations required to kill MES overexpressing MDRs

Red – MES cells

Blue – Resistant MES cells expressing high levels of MDRs

Resistance gained by increasing the number of cell surface transporters pumping payload out of the cell.

Lilac – MES with high MDR expression plus MDR inhibitor Elacridar

Inhibits MDR transporter activity so cannot pump payload out even though highly expressed. Returns activity back to baseline

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

Trastuzumab PH1 ADC- Checkpoint Inhibitor Combination Therapy on Tumor Growth Inhibition:

Vehicle
0 CR
Tras PH1
2 CR
Kadcyla
0 CR
I/O drug
4 CR
Tras PH1 + I/O drug
14 CR
Kadcyla + I/O drug
8 CR
2000
1500
1000
500
400
300
200
100
0
0
30
60
90
120
150
Vehicle (n=12)
I/O drug (n=12)
Tras PH1 (n=17)
Tras PH1 +I/O drug (n=19)
Kadcyla (n=17)
Kadcyla +I/O drug (n=19)

•
3% Colon/colorectal cancer is Her2+
•
15% of Colon/ colorectal cancers have high microsatellite instability or are mismatch repair deficient, and are eligible for immunotherapy
•
Tras PH1 ADC completely regresses 74% of Her2+ colon tumors when combined with checkpoint inhibitor therapy
•
Checkpoint inhibitor alone regresses 33%
•
Kadcyla single agent and combination completely regress 0% and 42%, respectively

Arms	Median Survival	Fraction surviving (D149)
Vehicle	33 days	0.0%
I/O drug	96 days	41.7%
Tras PH1	65 days	11.8%
Tras PH1 + I/O drug	Not reached	73.7%
Kadcyla	58 days	0.0%
Kadcyla + I/O drug	149 days	42.1%

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

The Maximally Tolerated single IV Dose (MTD) of Tras PH1 ADC was 20 mg/kg. Below 15 mg/kg dose, there were no Tras PH1 ADC-related clinical signs, changes in body weight, food consumption, or clinical pathology parameters (hematology, serum chemistry). Below 15 mg/kg dose, there were no test article-related organ weight changes, nor macroscopic or microscopic histology findings. At MTD, moderate elevations in liver enzymes and moderate decreases in platelets were noted; and yet both changes were completely reversed to baseline after 10 days. These changes were also noted and published for Kadcyla® at the highest non-severe toxic dose (HNSTD) by Poon, et al.

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

Our Approach: Generation of Novel Toxins

We Use the Following Orthogonal Mechanisms of Immune Modulation in ADCs Using Novel Toxins

Spliceosome Modulation (PH1)

Cancers carry mutations in splicing factors that function similarly to oncogenic driver mutations by affecting similar biochemical pathways

Prevent DNA mismatch repair (PH5)

As cancer cells divide rapidly, they tend to accumulate mutations and single-strand breaks that are repaired by DNA mismatch repair (MMR) enzymes

Immune Suppression (PH6)

Cold tumors secrete factors that suppress the immune system and coopt immune cells. These immune cells are pro-tumor and help the cancer cells Thrive

When targeted to cancer cells each ADC:

PH1 Targeting

- Disrupts alternative splicing
- Deprives cancer cells of essential survival and growth factors
- Causes accumulation of mis-spliced proteins inducing tumor cell death
- Accumulates neoantigens recognized by immune cells as foreign proteins
- Synergizes with checkpoint inhibitors that alleviate suppression of Immune cells

PH5 Targeting

- Inhibits DNA MMR enzymes
- Disrupts the cancer cell's ability to repair mutations
- Prevents cell division
- Induces expression of neoantigens
- Stimulates the immune system
- Synergizes with checkpoint inhibitors

PH6 Targeting

- Induces cancer cell death by activating caspases
- Induce immune suppression of coopted immune cells
- Inhibits tumor recruitment of blood vessels (angiogenesis)

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

Immune cold tumors are hard to target and are typically unresponsive to immunotherapy. Checkpoint inhibitor therapy and immune stimulation approaches have largely been unsuccessful due the immune cells being suppressed or co-opted. These tumors have regulatory T cells (T-regs) that suppress T cell activation or express soluble factors that induce immune deserts. In this case, Peak Bio is testing payloads that a) induce cytotoxicity in tumor cells, and b) suppress immunosuppressive immune cells. This dual action protein synthesis inhibitor payload may potentially have a second function where tumor immunogenicity is increased by killing co-opted immune cells or suppressing function(s) of immunosuppressive cells.

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

Antibody-based Platforms:

Our objective is to use our expertise in antibodies and our novel technologies to develop our product pipeline and discover new product candidates for the treatment of cancer and related diseases. Our strategy includes initiatives to:

•
Continue to identify and develop novel monoclonal antibodies (mAbs). Together with advances in Next-gen sequencing (NGS), significant technological advances in antibody generation in humanized mouse platforms and high throughput B-cell sequencing methods, thousands of potential new targets are being continuously discovered. Antibodies that bind to these targets can be generated rapidly and in a cost-effective manner. We believe that antibodies will be one of the primary areas for therapeutic development for the foreseeable future, particularly as genomic research identifies new disease targets. We have focused on the research and development of antibodies since our inception and have successfully identified novel antibodies with potential therapeutic applications. We will continue to apply our expertise in antibodies and utilize our technologies to identify novel antibodies that bind to these new targets.
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
•
Establish strategic collaborations. We intend to enter into corporate collaborations at various stages in the research and development process. We may seek a corporate collaborator prior to initiating phase 1 clinical trials or may choose to partner some products at a later stage to increase our potential downstream participation in product sales. We believe our collaboration strategy provides us with distinct advantages, including:
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

Summarized below is an average R&D workflow for a typical ADC program:

R&D workflow for a Peak Bio typical ADC program

1. Selection and/or identification of cancer-relevant targets.
2. Expanding the growing library of POC mAbs against the cancer-relevant targets.
3. Selection of toxin and linker-toxin combination(s) that may generate an ADC with differentiated properties.
4. Conjugation and QC of POC ADC preparations to generate laboratory scale ADC with appropriate DAR and free toxin levels.
5. Performance (IC50s) against target-positive and target-negative cells to evaluate in vitro cytotoxicity, linker stability, and therapeutic window in vitro.
6. Performance (IC50s) against normal cells such as fibroblasts.
7. Performance (IC50s) against target ^{high}, target ^{medium} and target ^{low} expressing cells in vitro.

R&D workflow for a Peak Bio typical ADC program

8. Evaluation of POC ADC to induce tumor growth inhibition (TGI) of established target ^{high} and/or target ^{medium} tumors in therapeutic mode.
9. Establish and evaluate ELISA assays to determine pharmacokinetics of antibody and ADC in circulation.
10. Go/ No-Go decision target validation point for each program. Can this program yield an ADC with differentiated properties?
11. Selection, screening, and optimization of target-specific mAbs generating a fully owned PeakBio antibody or antibodies.
12. Repeat steps 4-10 with fully owned ADC to recapitulate or improve on properties of POC ADC.
13. Expand number of target indications against 50+ cell lines, strategically chosen for target and scope of improvement on standard-of-care.

R&D workflow for a Peak Bio typical ADC program

15. Evaluate maximum tolerated dose (MTD) in NHP, histopathology of affected organs, and analysis of pharmacokinetics of antibody and ADC in circulation. For some programs, we may choose to perform this step with POC ADC to de-risk the program, prior to the antibody campaign.
16. Go/ No-Go decision- therapeutic index and safety assessment decision point for each program.
17. In vitro combination with standard-of-care therapies to identify potential synergies.
18. In vivo combination with standard-of-care therapies to identify potential synergies, combination strategies and patient stratification.
19. Evaluation of manufacturability and developability assessments of antibody.
20. Go/ No-Go decision- manufacturing decision point for each program.
21. Proceed towards development path.

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

Expression of Trop2 target in various cancers

Cancer	Trop2 Expression	Prognostic Significance
Anaplastic large cell lymphoma (ALCL)	No expression, implicating that its expression may not be involved in tumor growth	No
Breast	Elevated in some types; reduced in others	Yes
Cervical carcinoma	Elevated	Suggested
Colon cancer	Elevated	Yes
Colorectal carcinoma	Elevated	Yes
Endometrioid endometrial cancer (EEC)	Elevated; higher tumor grade and cervical involvement	Yes
Esophagus	Elevated	Suggested
Gastric cancer	Elevated	Yes
Glioma	Elevated	Yes

Head and neck squamous cell carcinoma	Not elevated on tumors	No
Hilar cholangiocarcinoma	Elevated	Yes
Kidney	mRNA expression is reduced	Suggested
Large intestine	mRNA expression is elevated	Suggested
Lung and non-small cell lung cancer (NSCLC)	Reduced in most lung cell lines	Yes, low Trop2 expression is significant
Chronic lymphocytic lymphoma (CLL)	Elevated	Possible
Extra nodal NK/T-cell lymphoma, nasal type (ENKTL)	Elevated	Yes
Non-Hodgkin’s lymphoma (NHL)	Elevated	Possible
Small-sized Pulmonary adenocarcinoma	Elevated	Yes
Squamous cell carcinoma of the oral cavity	Elevated	Yes
Ovarian	Elevated	Yes
Pancreatic	Elevated	Yes
Prostate	Elevated	Yes
Stomach carcinoma	Elevated	Suggested
Thyroid carcinoma	Elevated	Suggested
Urinary bladder carcinoma	Elevated	Suggested
Uterine	Elevated	Suggested

Table from Shvartsur and Bonavida (2015) doi: 10.18632/genesandcancer.40

The Trop2 ADC approach has been clinically validated and has outperformed standard-of-care in at least two cancer settings- metastatic triple negative breast cancer (TNBC) and in Her2-negative Hormone Receptor (HR)-positive breast cancer . The Trop2 ADC Trodelvy®, also known as Sacituzumab govitecan or IMMU-132, has obtained approvals in the above indications after demonstrating significant improvement in clinical efficacy. Due to the potential of targeting Trop2 in multiple cancer settings (see table above), different companies have tried to carve out their niche using the advantages/ properties of their payloads (see table below). While Datopotamab DXd and Sacituzumab Tirumotecan are currently being tested in Phase 2 clinical trial on NSCLC and Gastric cancer patients, respectively, and have proceeded to Phase 3 clinical trials, others such as BAT8003 and PF-06664178 have discontinued their Trop2 programs for different reasons. The status of the other Trop2 ADC programs is as indicated in the table below.

ADC-based Trop2 therapeutics in clinical trials

Product (alias)	Company	Description	Clinical stage
Trodelvy® (Sacituzumab govitecan/ IMMU-132)	Gilead (formerly Immunomedics)	Humanized IgG1 mAb conjugated to irinotecan metabolite (SN-38) warhead via a maleimide–PEG–acid-sensitive cleavable carbonate linker	Approved for metastatic TNBC Accelerated approval for advanced urothelial cancer. Results in confirmatory Phase 3. Several combination trials ongoing (Phase 2 and 3)
Datopotamab deruxtecan (DS-1062)	Daiichi Sankyo, AstraZeneca	Humanized IgG1 mAb conjugated via a thioether bond to DNA topoisomerase I inhibitor exatecan derivative (DXd) warhead using an enzymatically cleavable tetrapeptide linker	Phase 1 ongoing (TNBC) Phase 2 ongoing (NSCLC, TNBC) Phase 3 ongoing (EGFR mut/ Non-Squamous NSCLC) BLA under review
Sacituzumab Tirumotecan (SKB264)	Klus Pharma Sichuan Kelun Pharmaceutical Research Institute Merck	Humanized IgG1 mAb conjugated to topoisomerase I inhibitor belotecan via a cleavable linker

Phase 1/2 Ongoing (unresectable/ metastatic solid tumors refractory to standard treatment- TNBC, ovarian, SCLC, NSCLC, urothelial, gastric or gastroesophageal junction (GEJ) adenocarcinoma with TROP2 expression,)

Phase 2 ongoing (NSCLC, Her2- BC)

Phase 3 ongoing (EGFR mut NSCLC)

DB-1305/ BNT325	DualityBio BioNtech	Trop2 mAb conjugated with topoisomerase inhibitor P1021	Phase 1/2 Ongoing (advanced solid tumors) Fast track designation platinum resistant ovarian cancer

SHR-A1921	Jiangsu Hengrui Pharmaceuticals (China) Orum Therapeutics Atridia Pty Ltd.	Trop2 antibody conjugated with exatecan analog	Phase 1/2 Ongoing (Advanced solid tumors) Phase 2 Ongoing (Salivary gland)
STI-3258/ ESG401	Sorrento Therapeutics, Inc. Escugen	anti-Trop2-SN38 antibody drug conjugate	Phase 1 Ongoing (solid tumors) Phase 2 Protocol updated (R/R solid tumors)
GQ1010/ PBI-410	GeneQuantum Healthcare (China), Pyramid Biosciences	Trop2 ADC with nextgen camptothecin analog	Phase 1/2 Ongoing (Advanced solid tumors)
BL-M02D1	Sichuan Baili Pharmaceutical Co. SystImmune Inc.	Trop2 antibody conjugated with MMAE	Phase 1/2 Ongoing (NSCLC) Phase 1 Ongoing (Locally advanced GI tumor) Phase 1 Ongoing (TNBC)
FZ-AD004	Shanghai Fudan-Zhangjiang (China)	Trop2 mAb conjugated with topoisomerase inhibitor BB05	Phase 1 Ongoing (Advanced solid tumors)
F0024	Shanghai Fudan-Zhangjiang (China)	Trop2 mAb conjugated to irinotecan metabolite (SN-38)	Phase 1 Ongoing (Advanced solid tumors)
BAT8003/ BAT8008	Bio-Thera Solutions (Guangzhou, China)	Humanized IgG1 mAb with afucosylated Fc conjugated to microtubule-binding maytansine derivative batansine via a non-cleavable linker	BAT8008/ Phase 1 Ongoing (Advanced solid tumors) BAT8003/ Phase 1 Terminated
BIO-106	BioOneCure Therapeutics	mAb targeting Trop2 conjugated to unknown tubulin inhibitor payload	Phase 1/2 Ongoing (advanced cancers)
JS-108/ DAC-002	Shanghai Junshi Bioscience Co., Ltd. DAC Biotech (Hangzhou, China)	Humanized IgG1 mAb conjugated to tubulysin B analog Tub196 warhead via a 2,3-disubstituted long side chain hydrolysis-resistant linker	Phase 1 (SCLC) Phase 1 (solid tumors, Terminated)
LCB84	Ligachembio (South Korea)	2G10 mAb targeting cleaved Trop2 conjugated to MMAE	Preclinical
YH012	Biocytogen Pharmaceuticals Eucure Biopharma Co.	Bispecific ADC targeting Her2 and Trop2	Preclinical
BCG033	Biocytogen Pharmaceuticals	Bispecific ADC targeting PTK-7 and Trop2	Preclinical
PF-06664178	Pfizer	Humanized IgG1 mAb conjugated to microtubule inhibitor auristatin (Aur0101) warhead using a cleavable linker and site-specific transglutaminase	Discontinued in phase 1 for business reasons

The Trop2 ADCs under advanced development have topoisomerase I- targeting payloads such as the irinotecan active metabolite SN38 (Trodelvy®), deruxtecan (DS-1062), and belotecan (SKB264).

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

Since our antibody did not recognize rodent Trop2, standard evaluations of body weight loss in rodent models such as mice and rats would not provide meaningful toxicology data other than to reflect uncoupling of the payload from the ADC. The NHP model would provide the relevant toxicology data.

Trop2 PH1 Antibody Drug Conjugate Shows Nanomolar Potency in Various Indications
Cell No.	Cell lines	Absolute IC50		% Inhibition at top conc.
		Trop2 PH1 (nM)	Cisplatin (µM)	Trop2 PH1 (nM)	Cisplatin (µM)
1	Pancreatic 1	1.21	15.35	88.52%	93.41%
2	Pancreatic 2	1.50	0.39	88.62%	99.98%
3	Pancreatic 3	7.52	0.70	82.82%	99.94%
4	Gastric 1	1.32	2.36	85.07%	97.52%
5	Gastric 2	4.03	10.03	88.93%	92.97%
6	Bladder 1	1.77	4.12	95.19%	99.97%
7	Bladder 2	1.97	1.29	93.54%	99.99%
8	Lung 1	1.63	3.08	90.31%	99.96%
9	Lung 2	1.88	9.00	74.29%	95.28%
10	Lung 3	3.69	4.15	63.30%	91.17%
11	Lung 4	4.65	2.36	81.52%	99.71%
12	Breast 1	7.77	7.03	83.38%	99.67%
13	Breast 2	12.30	1.52	77.55%	99.53%
14	Uterine 1	9.68	0.93	74.10%	99.96%

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

•
Graphs -
o
X-axes reflect the drug concentrations at which treated cells were killed. Units are expressed in nanomolar.
o
Y-axes reflect percentage of cells killed in vitro with the indicated drugs.
•
Investigational drugs were-
o
A) Trop2 PH1= Peak Bio ADC targeting Trop2, using PH1 toxin
o
B) Trodelvy® = Comparator ADC targeting Trop2 approved for TNBC and Bladder cancer
o
C) Isotype PH1 = Control ADC not targeting Trop2, using PH1 toxin
•
Normal or cancer cell lines were treated in vitro with above ADCs for a period of 5 days and the percentage cell death was plotted as a function of ADC concentration
•
A vs C reflects target specificity + linker stability of Peak Bio ADC

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

Trop2 PH1 ADC combines with standard-of-care immunotherapy and prolongs Overall Survival in syngeneic urothelial cancer model

Superior TGI for

Improved experimental OS for

hTrop2 Bladder
Tumor Volume (mm3)
3000
2000
1000
0
0
5
10
15
20
25
30
35
40
Days
Vehicle
I/O drug 4mg/kg
Trop2 PH1 10mg/kg
Combo Trop2 PH1 + I/O drug
1CR

Kaplan Meier
Probability of Survival
100
75
50
25
0
0
20
40
60
80
Days
Vehicle
I/O drug 4mg/kg
Trop2 PH1 10mg/kg
Combo Trop2 PH1 + I/O drug

Trop2 PH1 ADC single agent TGI is comparable to SOC

Trop2 PH1 ADC single agent extends OS comparable to SOC

TGI activity against mouse bladder cancer tumor model (urothelial) expressing human Trop2 protein

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

Unmet need and epidemiology

There is significant unmet need in Trop2-expressing cancers as is illustrated in the table below. Currently, the Trop2 ADC Trodelvy® has been only approved in TNBC and Her2- HR+ breast cancer and has accelerated approval in bladder cancer. Early indications in phase 2 clinical trial suggested DS-1062 improved Progression-Free Survival (PFS) in in non-squamous NSCLC patients. Similarly, phase 2 data suggest SKB264 improved PFS in the Gastric cancer setting. Restricting ourselves to current indications in which Trop2 ADCs have FDA approvals (Trodelvy®) or have advanced phase 1/2 data in (DS-1062/ SKB264), the number of annual deaths worldwide and in USA alone account for 2.28 million and 117,733 patients, respectively (assuming 15% and 60-70% of all breast cancers are TNBC or Her2- HR+, respectively, and 56% of all lung cancers are Non-squamous NSCLC in the table below). Prior to Trodelvy®’s approval in 2020, these patients did not benefit from standard-of-care in these indications. Therefore, there is significant unmet need in Trop2-expressing cancers based on these three indications alone.

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

New cases and deaths for Trop2-relevant cancers (worldwide and USA statistics)

	Globocan Statistics for 2020 tracking 36 cancers in 185 Countries		American cancer society Statistics for 2021 (USA only)
Cancer type	New cases	New Deaths	Estimated New cases	Estimated New Deaths
Female breast	2,261,419	684,996	281,550	43,600
Lung	2,206,771	1,796,144	235,760	131,880
Prostate	1,414,259	375,304	248,530	34,130
Stomach	1,089,103	768,793	26,560	11,180
Colon	1,148,515	576,858	104,270	52,980
Rectum	732,210	339,022	45,230	*
Cervical	604,127	341,831	14,480	4,290
Esophagus	604,100	544,076	19,260	15,530
Thyroid	586,202	43,646	44,280	2,200
Bladder	573,278	212,536	83,730	17,200
Non-Hodgkin lymphoma	544,352	259,793	81,560	20,720
Pancreas	495,773	466,003	60,430	48,220
Chronic lymphocytic leukemia	**	**	21,250	4,320
Uterine	417,367	97,370	66,570	12,940
Lip, oral cavity	377,713	177,757	54,010	10,850
Ovary	313,959	207,252	21,410	13,770
Brain, nervous system***	308,102	251,329	24,530	18,600
Gallbladder	115,949	84,695	11,980	4,310
All patients across all sites	19,292,789	9,958,133	****	****
Annual patient pool that may be impacted by Trop2 therapy (maximum)	13,793,199	7,227,405	1,445,390	446,720

Globocan stats cited from Hyuna Sung et al https://doi.org/10.3322/caac.21660

Estimated new cases are based on 2003-2017 incidence data reported by the North American Association of Central Cancer Registries (NAACCR). Estimated deaths are based on 2004-2018 US mortality data, National Center for Health Statistics, Centers for Disease Control and Prevention.

*In US stats, rectal cancer deaths are not separated from colon cancer deaths

** In Globocan data, all leukemias are grouped together

*** Includes all brain cancers, not just gliomas

**** Data not provided

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

PHP-303: PHP-303 is a potentially novel, oral, once daily, small molecule inhibitor of Neutrophil Elastase (NE) that Peak Bio was initially investigating for two indications, AATD and ARDS. As mentioned above, Peak Bio is strategically exploring external partnerships and opportunities to further develop the PHP-303 asset. PHP-303 (or BAY-85-8501) was licensed from Bayer, who previously conducted multiple non-clinical and clinical trials summarized below. These data support a potential clinical application of PHP-303 for treatment of patients with AATD, a genetic disorder that may result in lung or liver disease, or for ARDS. In 2021, we received a non-dilutive preclinical grant from the Department of Defense to explore PHP-303 treatment for COVID-19- related ARDS to support advancing PHP-303 potentially in this second clinical indication.

AATD is a potentially life-threatening, rare, under/mis-diagnosed and under-treated, genetic condition caused by a lack of the antiprotease alpha-1 antitrypsin, a protein that protects the lungs from enzymatic degradation by endogenous proteases. The disease manifests as early-onset pulmonary emphysema, caused by irreversible destruction of lung tissue supporting normal gas exchange (https://www.lung.org/lung-health-diseases/lung-disease-lookup/alpha-1-antitrypsin-deficiency/learn-about-alpha-1-antitrypsin-defiency). There are an estimated 70,000-100,000 patients in the United States and 120,000 patients in Europe with severe AATD (https://www.rarediseaseadvisor.com/disease-info-pages/alpha-1-antitrypsin-deficiency-epidemiology-aatd; Torres-Duran et al. 2018, Orpha J of Rare Dis 13:114). PHP-303 is designed to selectively inhibit the neutrophil enzyme called Neutrophil Elastase or NE, which is the major protease protecting lung tissue from destruction.

The graphic below highlights potential disease areas for NEIs such as PHP-303. The unchecked imbalance of protease-antiprotease that occurs in many disease states is depicted, and in addition to AATD, it highlights ARDS as another potential disease indication for PHP-303. We will explore PHP-303 as an investigational therapy for ARDS pending demonstration of preclinical benefit or alleviation of ARDS-related complications in preclinical models under the purview of the DOD grant, or other sources of non-dilutive funding.

Acute Respiratory Distress Syndrome (ARDS) is a serious lung condition characterized by acute, diffuse, inflammatory lung injury resulting from a range of predisposing etiologies (https://www.uptodate.com/contents/image?imageKey=PULM%2F58759 Gonzales et al., 2015 June 4, Austin J Vasc Med 2:1). ARDs generally progresses from a stage of damage or compromise to the “gas (air)” exchange units called alveoli to a state of lung fibrosis and scarring that happens after the body’s repair and inflammatory response kicks in. Typically, ARDS impacts 64.2- 78.9 cases/100,000 people in the US with 75% of these patients presenting with moderate to severe disease resulting in an increase in morbidity, mortality and healthcare costs. (reviewed in Diamond et al., 2021, Acute Respiratory Distress Syndrome – StatPearls—NCBI). The COVID-19 pandemic had led to an increase in the incidence of ARDS in a significant number of hospitalized COVID-19 patients (Gibson et al., 2020, Med J Aust 213:54).

Neutrophils are one of the first immune cells to be recruited to a site of an infection or tissue damage (Brinkmann et al., 2004, Science 303:1532; Potey et al., 2019, J Pathol, 247: 67; Rosales, 2018 Front Physiol, 9: article 113). Neutrophils use secreted and cell-associated proteases such as Neutrophil Elastase, NE, to help degrade connective tissue allowing neutrophils to move about freely and reach sites of infection. Neutrophils contribute to killing of pathogens by 3 mechanisms: by directly engulfing them via phagocytosis, releasing destructive proteolytic enzymes that degrade bacteria via degranulation, and by releasing Neutrophil Extracellular Traps (NETs). NETs are large webs containing cell-free DNA and proteases from dead/ dying and inflammatory cells that both form a physical barrier by localizing the spread of pathogens and destroy them through action of concentrated proteolytic enzymes. This process is termed NETosis. In heightened pro-inflammatory states, as occurs in patients with COVID-19- associated ARDS, neutrophils and NETosis become dysregulated (Janoff 1985, Am Rev Respir Dis, 132:417-433; Barnes et al., 2020; Pechous, 2017, Front in Cell and Infect Microbio|, 7: Article 16). By overwhelming the body’s endogenous antiprotease balance, NETosis results in further lung damage activating platelets, their coagulation, contributing to thrombosis or blood clotting in lungs.

We believe the inhibition of NE has the potential to protect AATD and ARDS patients from further lung damage by decreasing the impact of high NE tissue concentrations that are insufficiently opposed by endogenous antiproteases. In AATD, the body is unable to produce adequate levels of AAT for sufficient inhibition of NE. In ARDS, NE production and release overwhelms endogenous antiprotease activity leading to tissue damage. Thus, both diseases are, at least in part, due to an overabundance of NE in the lung that causes damage. It is reasonable to hypothesize that a selective NE inhibitor such as PHP-303 may inhibit this excess NE and may potentially alleviate symptoms of AATD and ARDS patients. Furthermore, since NE is required for the production of NETs, an NEI may decrease the NETosis in ARDS patients potentially alleviating lung injury and/or thrombosis.

Supporting the above rationale in AATD, a comparator’s NEI demonstrated significant reduction in biomarkers desmosine/ isodesmosine and Aa -Val360. Desmosine and isodesmosine are by-products of mature elastin breakdown, proteins that crosslink mature elastin fibers in lung connective tissue and that contribute to viscoelasticity of lungs; their elevation is linked to impaired lung function. Similarly, Aa-Val360, a product that is formed when NE acts on the blood clotting factor fibrinogen and elevated levels of Aa-Val360 is correlated with COPD and emphysema. Recently desmosine/ isodesmosine and Aa-Val360 levels were accepted as surrogate biomarkers reflecting disease severity of AATD patients in the phase 2 ASTRAEUS trial, paving the regulatory path forward for future trials for NEIs (https://www.atsjournals.org/doi/abs/10.1164/ajrccm-conference.2023.207.1_MeetingAbstracts.A2844; https://www.atsjournals.org/doi/abs/10.1164/ajrccm-conference.2024.209.1_MeetingAbstracts.A1211). Currently, Peak Bio has approved Clinical Trial Applications in the UK and Ireland with all approvals necessary and may or may not need to update these protocols in light of these new developments in US regulatory pathway. Additionally, we have a relationship with and a research agreement with the Alpha-1 Project Foundation. We believe that patient advocacy groups will assist in patient access, and unite clinicians, thought leaders and patients for our future clinical trials.

Preclinical studies characterizing PHP-303 in models of acute lung injury and COVID-19 infection were funded by the US Department of Defense (DoD). These studies will inform the role of NE and NETosis in COVID-19 and non-COVID-19 associated ARDS.

Our Strategy

Identify a strategic partner to drive the future development of PHP-303 for AATD or other potential disease areas.

•
We view PHP-303 as a phase 2 ready clinical asset for evaluation in AATD. We believe a strategic partner could rapidly develop PHP-303 having obtained commercialization and patent rights for this product from Peak Bio.

Leverage our expertise in business development to expand our pipeline of product candidates.

•
Our senior management team has extensive relationships with large pharmaceutical and biotechnology companies. We intend to leverage these relationships to grow our pipeline with a future focus on rare diseases by identifying, acquiring, developing, and ultimately commercializing novel product candidates that have received significant investment from large pharmaceutical companies.
•
In the future, we will continue to focus in a disciplined approach on acquiring product candidates with either proof-of-concept clinical data in our target indication or with clinical data in a related disease and a strong scientific rationale that supports development in our target indication to continue to build a diverse portfolio of product candidates.

Summary of PHP-303 clinical development program

Clinical Stage and Test No. (Report)	Nation (Number of organization)	Target	Test purpose	Number of subjects (Test group/ placebo group)	Administration and frequency	Test Design	Primary and secondary Endpoints	Whether Endpoints were met	Persons/ Entities that conducted trial	Number of subjects that experienced drug-related adverse event
Phase 1 BAY 85-8501 /14431	Germany (1)	Healthy Volunteers	Evaluation of safety, tolerability, pharmacokinetic, pharmacodynamic evaluation	N = 37 (27/10)	Single-dose administration	Single- center, randomized, single- blind, parallel- group, placebo- controlled, inter-group comparison, single ascending dose	Primary: safety and tolerability Secondary: pharmacokinetics	Yes	Bayer	7/27 treated subjects — 11 AEs; 5/10 untreated subjects – 6 AEs

Phase 1 BAY85-8501/ 14433	Germany (1)	Healthy Volunteers	Evaluation of safety, tolerability, pharmacokinetic properties, and relative bioavailability	N = 12 (12/0)	Single-dose administration	Single- center, randomized, open-label, single-dose, 4-fold crossover test	Primary: safety, tolerability, and pharmacokinetics No secondary endpoints	Yes	Bayer	7/12 over 48 treatment doses – 12 AEs

Phase 1 BAY85-8501 /16332	Germany (1)	Healthy Volunteers	Evaluation of safety, tolerability, and pharmacokinetic properties	N = 34 (26/8)	Single administration at day 1. A single dose once a day for 13 days from the 3rd day	Single- center, randomized, single- blind, parallel- group, placebo- controlled, inter-group comparison, repeated ascending dose	Primary: safety, tolerability, and pharmacokinetics No secondary endpoints	Yes	Bayer	7/26 treated subjects – 7 AEs; 3/8 placebo subjects - 4 AEs

Phase 1 PHP-303-N101 (Sponsor: pH Pharma)			Safety, tolerability, maximum tolerated dose (MTD), pharmacokinetic properties Exploratory: effects on neutrophil elastase (NE) engagement	N = 48 (36/12)	Ascending dose cohorts (6 active and 2 placebos per cohort) conducted sequentially with a 2-week interval (before ascending the dose)	Single ascending dose	Primary: safety, tolerability, and maximum tolerated dose (MTD) Secondary: pharmacokinetics	Yes	pH Pharma	10/36 treated subjects – 8 AEs; 5/12 untreated subjects – 12 AEs

Clinical Stage and Test No. (Report)	Nation (Number of organization)	Target	Test purpose	Number of subjects (Test group/ placebo group)	Administration and frequency	Test Design	Primary and secondary Endpoints	Whether Endpoints were met	Persons/ Entities that conducted trial	Number of subjects that experienced drug-related adverse event

Phase 1 PHP-303-N102 (Sponsor: pH Pharma)		Overweight or obese but otherwise healthy male and female subjects	Safety, tolerability, MTD, pharmacokinetic properties. Exploratory: effects on NE engagement; proof-of- mechanism as an insulin sensitizer	N = 50 (40/10)	PHP-303 Oral IR tablets of 1, 2, 5, 10, and 20 mg; cohorts of 10 subjects (8 active and 2 placebo)	Phase 1, single center, randomized, double- blind, placebo- controlled, multiple ascending- dose	Primary: safety, tolerability, and maximum tolerated dose (MTD) Secondary: pharmacokinetics	Yes	pH Pharma	14/40 treated subjects - 32 AEs; 1/10 placebo subjects - 1 AE

Phase 2a/ BAY85-8501/ 16359	Germany, U.K., Italy, Spain (28)	Non-cystic fibrosis bronchiectasis patients (NCBF)	Safety, efficacy evaluation	N=94 (47/47)	28 days One dose per day	Multi- national, multi- center, randomized, double- blind, parallel- group, placebo- controlled, inter-group comparison, repeated ascending dose study	Primary: safety and tolerability Secondary: Effect on pulmonary function, inflammation, and pharmacokinetics

Partially,
results of
one of the
lung
function
tests met
the
expected
criteria in
the treated
subjects
compared
with the
placebo
group,
other
endpoints
did not
meet
expected
trends
(treatment
duration
insufficient
for effect
to be
observed)

									Bayer	92 subjects analyzed for safety 11/45 treated subjects - 14 AEs; 12/47 placebo subjects - 7 AEs

PHP-303 has been studied in five phase 1 clinical trials in healthy subjects, exploring a range of doses and schedules and one phase 2 clinical trial in patients with non-cystic fibrosis bronchiectasis (NCFB). Please refer to the table above.

Clinical characterization of PHP-303

186 subjects have been exposed to one or more doses of PHP-303, and the data shows that PHP-303 was tolerated with no serious AEs (SAEs) reported. PHP-303 is rapidly absorbed in the fasted state, where median peak concentrations of drug were achieved in < 1 hour and half-life was in the range of 110 to 175 hours. Exposure pharmacokinetics appeared to increase proportionally with increasing dose to 40 mg. With multiple dosing, steady-state concentrations are reached by Day 21. Food delayed the rate of absorption of PHP-303 and therefore moderately decreased maximum serum concentration, but there was no effect on overall exposure to PHP-303. PHP-303 administered in an oral, daily schedule causes inhibition of NE, suggesting potential benefit in several NE and/or NET mediated diseases including AATD and ARDS.

PHP-303 tolerability and adverse effects

The phase 1 clinical studies were not designed to evaluate statistical significance on clinically approvable endpoints. The phase 2 clinical study results and analysis are described in (Watz et al., 2019, Pulm Pharmacol Ther, 56:86). Some 186 subjects have received one or more doses of PHP-303 in clinical studies conducted by Bayer and Peak Bio. These include 141 healthy volunteers and 45 subjects with Non-Cystic Fibrosis Bronchiectasis (NCFB). Doses studied range from 0.05 mg to 20 mg daily, with maximum study duration of 28 days. No SAEs have been attributed to drug administration in this program. Across all studies, 84 drug-related adverse events were reported. The most commonly reported AEs observed across clinical studies of PHP-303 include headache, nasopharyngitis, and cough. There was no apparent dose relationship to the reported adverse events and subjects who received placebo had similar frequencies and types of adverse events. Mild, sporadic, and transient elevations in liver function tests (LFTs), lipase, and CPK were uncommonly observed, but these events did not appear to be drug related.

Confirmation of NE inhibitory effect of PHP-303 in vivo

In study 16332, Bayer evaluated whole blood NE activity using an ex vivo zymosan challenge assay. Zymosan is a yeast cell wall component that activates neutrophils and release of NE. Samples were collected at baseline and several time points after dosing and induced with zymosan to determine NE levels/ activation status.

PHP-303 resulted in dose and time-dependent inhibition of human NE activity. Repeated dosing at 0.3, 0.6 and 1mg dose levels achieved and exceeded 50% NE inhibition at the lowest or trough concentration (Day 14 pre-dose) at all tested dose levels. This regimen achieved 90 to 100% maximal inhibition after the last dose at the mid and high dose levels. Importantly, daily dosing of PHP-303 at doses of 0.5 mg or 1.0 mg achieved > 24-hour(s) inhibition of NE. Similar systemic inhibitions of NE activity were also observed in Bayer Phase 2a Study 16359 in NCFB patients.

Correlation of plasma NE activity with the timing of PHP-303 dosing as studied using the ex-vivo zymosan challenge assay: Maximal inhibition range as a function of dose and time.

(IC50, IC90 values based on in vitro assay)

Dose dependent inhibition of NE in sterile inflammation

Ex vivo zymosane challenge in human whole blood

first tablet
last tablet
trough @ d15
Ratio to Baseline
150
100
50
0
IC50
IC90
0d00h30m
0d01h
0d02h
0d04h
1d00h
14d00h
14d00h30m
14d01h
14d02h
14d04h
15d00h
16d00h
time
Placebo
0.3 mg
0.6 mg
1.0 mg
Placebo n=8;
Verum n=9 each
envisaged
inhibition
range*

Trough conc. above IC_{50} and not higher than IC_{90}

(Source: Clinical Trial Investigator Data Collection, PHP-303_16332 Clinical Test Results Report

Drug Concentration in Blood by Dose Levels After administration of a Single Oral Dose PHP-303 in Liquid Form (Source: PHP-303-14431 Clinical Test Result Report: PHP-303 Data Package _Page 45)

Peak Bio (pH Pharma) Conducted Phase 1 Clinical Trials with PHP-303

To better characterize and improve the chances for future clinical success, Peak Bio, (pH Pharma) tested elevated drug levels in follow-up Phase 1trials at single ascending doses (SAD) and multiple ascending doses (MAD), after acquiring the asset from Bayer. The studies reconfirmed that PHP-303 was tolerated with mainly Grade 1 AEs reported in either study. In both studies dose proportional PK exposure was observed. Dose-dependent NE inhibition was greatest in the 10 and 20 mg cohorts and steady state was achieved between 11 and 18 days in the MAD study.

Phase 1: Single Ascending Dose Trial (SAD)

PHP-303-N101 Cohort 1 (1 mg)
PHP-303-N101 Cohort 2 (2 mg)
PHP-303-N101 Cohort 3 (5 mg)
PHP-303-N101 Cohort 4 (10 mg)
PHP-303-N101 Cohort 5 (20 mg)
PHP-303-N101 Cohort 6 (40 mg)
Concentration of PHP-303 (ng/mL)
60
40
20
0
0
6
12
18
24
30
36
42
48
120
312
480
648
816
Time (h)

P1B ASCENDING DOSE STUDY IN HEALTHY SUBJECTS
Cohorts/Doses	1, 2, 5, 10, 20, 40 mg, Placebo
Cohort Size	6 (drug) + 2 (placebo)
Dosing Duration	Single dose
Endpoints	Safety and PK
Study Period	3Q18-4Q18

•
PHP-303 was tolerated; no severe AEs reported
•
Dose proportional pharmacokinetic (PK) properties
•
Phase 1 clinical trial results & PK profile supported a MAD study in overweight and obese healthy volunteers

Phase 1: Multiple Ascending Dose Trial in overweight Obese Subjects (MAD)

1 mg QD (n=8)
2 mg QD (n=8)
5 mg QD (n=8)
10 mg QD (n=8)
20 mg QD (n=8)
Concentration of PHP-303 (ng/mL)
100
10
1
0.1
0
168
336
504
672
840
1008
1176
1344
Time (h)

P1B MULTIPLE ASCENDING DOSE STUDY IN OVERWEIGHT/OBESE SUBJECTS
Cohorts/Doses	1, 2, 5, 10, 20 mg, Placebo
Cohort Size	8 (drug) + 2 (placebo)
Dosing Duration	28 days of dosing + 28 days of follow-up
Endpoints	Safety and PK, PD measurements • NE Activity • Plasma neutrophil elastase activity after zymosan challenge
Study Period	3Q18-4Q18

•
PHP-303 was tolerated at doses up to 20 mg QD for 28 days in healthy overweight/obese subjects;
•
Majority of AEs were mild (Grade 1); no dose limiting toxicities were observed;
•
Proportional dose-dependent pharmacokinetics (PK);
•
Steady state was achieved between 11 and 18 days;
•
Dose-dependent inhibition of NE activity;
•
Maximum inhibition was observed at doses of 10-20 mg QD;

Pharmacodynamic correlation of PHP-303- treated Healthy/ Obese patients with Inhibition of Neutrophil Elastase Activity

As expected, elevated dose levels of the NE inhibitor were correlated with lower NE Activity. Sustained, dose-dependent suppression of NE activity was observed and appeared to be more complete at doses >5mg. The 10-20 mg dose levels may be tested in future Phase 2 trials as these MAD cohorts demonstrated greater than 90% NE inhibition over a 24-hour period. Since PHP-303 induced NE blockade was associated with rapid onset < 2-4 hours, the drug was tolerated with largely low-grade adverse events, the results suggest that PHP-303 may be suitable for long-term therapy in a chronic disease setting such as AATD.

Phase 1: Multiple Ascending Dose Trial in overweight Obese Subjects (MAD) — Neutrophil Elastase Activity

Peak Bio Clinical Trial/Program Status

While Peak Bio is currently planning on partnering this program, the company still has approved Clinical Trial Applications in both UK and Ireland for planned Phase 2 trials in AATD patients. Any future/ potential strategic partners may need to have additional conversations with above regulatory agencies in lieu of the accepted biomarkers by the US FDA. The specific gene mutation responsible for AATD disease is mainly found in individuals of Scandinavian origin, thus we were considering Western Europe and North America for commercialization. While Peak has not filed applications for clinical trials in the US or Canada, the company is maintaining an active IND with the FDA and maintaining approved CTAs in UK/ Ireland for our patients with unmet medical need and to facilitate our future partners. Given the affected population, the future clinical development and commercialization of PHP-303 is likely to be regulated by agencies such as the Medicines and Healthcare Products Regulatory Agency (MHRA) in the UK, the European Medicines Agency (EMA) for countries in the European Union/ EU, the Food and Drug Administration (FDA) in the US and/or other national authorities such as Health Canada.

In addition to being able to launch off a platform of approved CTAs and INDs, Peak Bio believes that AATD is a rare disease and may be recognized with an Orphan Drug Designation by US FDA and by the EU. If a future partner is able to obtain FDA approval, PHP-303 may be eligible for benefits of an Orphan Drug Designation that are potentially afforded to developing this program in AATD.

Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business by impacting our ability to partner this clinical stage asset. Changes in regulations, statutes, or the interpretation of existing regulations governing the regulatory clearance or approval, country specific healthcare cost-containment initiatives, manufacture, and marketing of regulated products, or the pricing, coverage and reimbursement, thereof could impact eventual market approvals, uptake/acceptance/sales of a given product in the future.

Manufacturers and their facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. Upon transfer of SOPs and CTAs to potential future partners they will be responsible for and required to maintain all aspects of regulatory compliance including but not limited to quality assurance, manufacturing, risk evaluation and mitigation strategies, submissions of safety and other post-marketing information and reports and registration. The FDA may impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. The above factors may impact Peak Bio’s revenue from any future out-licensing of PHP-303.

To balance the above risk(s), “Orphan drug” status is highly sought after as it adds a 7–10-year exclusivity period for drug sales and profitability. It does not help that an Orphan drug and rare disease populations are defined differently in different countries. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the US, or a patient population greater than 200,000 in the US where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the US. To obtain orphan designation in the European Economic Area, or EEA, the product must fulfill certain challenging criteria. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan medicinal product if it meets the following criteria: (1) such product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either the prevalence of such condition must not be more than five in 10,000 persons in the EU when the application is made, or without the benefits derived from orphan status, it must be unlikely that the marketing of the medicine would generate sufficient return in the EU to justify the investment needed for its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000.

Additionally, Peak Bio’s future out-licensing revenue may also be impacted even the partner receives a US, MHRA and/or EMA orphan drug designation, we may not be able to realize the benefits of such designation, including potential marketing exclusivity of our product candidates, if approved. Regulatory agencies are in no obligation to grant orphan drug designation to our product candidates even if product candidates of other companies have been granted the same for the treatment of AATD. Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or foreign regulatory authorities from approving another marketing application for a product that constitutes a similar medicinal product treating the same indication for that marketing exclusivity period, except in limited circumstances. The applicable period is seven years in the United States and ten years in the EEA. The ten-year period of market exclusivity in the EEA can be extended by a further two years if the product qualifies for a pediatric extension but can be reduced to a period of six years if the orphan designation criteria are no-longer met after the fifth year. Even if orphan drug exclusivity was obtained for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition in the US or EEA. Even after an orphan drug is approved, the FDA or EMA may subsequently approve another drug for the same condition if the FDA or EMA, as applicable, concludes that the latter drug is not a similar medicinal product or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

Accordingly, our future revenues could be harmed by a variety of factors, including: economic weakness, including inflation, or political instability in varying economies and markets; differing regulatory requirements for drug approvals in non-European Union (EU) countries; differing jurisdictions could present different issues for securing, maintaining, or obtaining freedom to operate for our intellectual property in such jurisdictions; such jurisdictions; potentially reduced protection for intellectual property rights; difficulties in compliance with non-US laws and regulations; changes in non-U.S. regulations and customs, tariffs, and trade barriers; changes in non-U.S. currency exchange rates of the USD and currency controls; changes in a specific country’s or region’s political or economic environment, trade protection measures, import or export licensing requirements or other restrictive actions by the USA or non-U.S. governments; differing reimbursement regimes and price controls in certain non-U.S. markets; negative consequences from changes in tax laws; compliance with tax, employment, immigration, and labor laws for employees living or traveling outside of the USA; business interruptions resulting from geo-political actions, including war and terrorism, health epidemics and other widespread outbreaks of contagious disease, or natural disasters, including earthquakes, typhoons, hurricanes, floods, and fires; and business interruptions resulting from the COVID-19 pandemic or any other similar pandemic.

PHP-303 for the Treatment of AATD

Overview

For reasons discussed above, we had initially focused on AATD as the therapeutic area for PHP-303. PHP-303 is a novel, selective, oral, once-daily, small molecule that is designed to inhibit the bioactive form of NE. Scientific data indicated that the increased risk of lung tissue injury in AATD patients may be due to inadequately controlled NE caused by insufficient AAT. We hypothesized that by inhibiting NE, PHP-303 may have the potential to reduce the destruction of lung tissue and stabilize clinical (lung) deterioration in AATD patients.

Background of Alpha-1-Antitrypsin Deficiency: AATD is a rare genetic disease that results in quantitative and/or qualitative defects in the AAT protein (https://www.lung.org/lung-health-diseases/lung-disease-lookup/alpha-1-antitrypsin-deficiency). Individuals can be characterized by the genotype of the SERPINA1 gene. In general, single nucleotide polymorphisms give rise to gene variants resulting in AAT proteins with single amino acid alterations. Each SERPINA1 allele from each parent contributes 50 percent to the serum AAT protein level (autosomal codominant), and therefore the presence of a normal allele alleviates or mitigates the symptoms of the mutant SERPINA1 allele (autosomal recessive). Most severely affected AATD patients include individuals where both parents contributed (homozygous for) the Z allele (PI*ZZ), the null allele, or the F (PI*FF) allele. These individuals experience emphysema at young age of onset with risk dramatically increased by exposure to cigarette smoke or occupational exposures. Patients with PI*ZZ genotype are also at a high risk of liver cirrhosis, due to abnormal intracellular protein folding of mutant AAT resulting in damage to liver cells. The F allele results in a functionally abnormal protein without anti-protease activity, although AAT levels are normal. Non-smoker heterozygotes (PI*MZ or PI*SZ genotypes) experience a lower risk of lung disease, though risk increases in smokers.

There are estimated to be 70,000 to 100,000 individuals with AATD in the US. Worldwide, more than 3 million people are at risk of severe deficiency of AAT (https://www.rarediseaseadvisor.com/disease-info-pages/alpha-1-antitrypsin-deficiency-epidemiology-aatd). Like smoking-related COPD, AATD patients present clinically with dyspnea, cough, sputum production and wheezing. Lung function testing reveals fixed airflow obstruction and reduced diffusing capacity. Two distinct features of AATD are younger age of onset and a particular pattern of emphysema on lung imaging. The presentation of emphysema in a non-smoker or an individual with a family history of liver disease is also suggestive. Laboratory diagnosis of AATD has also advanced: current approaches favor simultaneous testing of the serum AAT level and targeted genotyping for the most common variants. Prognosis of AATD patients is variable, with liver dysfunction accounting for mortality in most patients less than 40 years old. Longitudinal studies demonstrate progressive loss of lung function in older individuals, with annual rates of FEV1 decline of 44 -110 ml/year in non-smokers and much higher rates among smokers with AATD. Mortality rates increased dramatically as FEV1 fell below 35% predicted levels.

In addition to smoking abstinence or cessation, supportive treatments for AATD include those traditionally provided for COPD care such as nutritional support, pulmonary rehabilitation, prophylactic vaccines and supplemental oxygen. Guidelines support the administration of bronchodilators and corticosteroids. Replacement therapy for AAT is used for individuals with low serum levels of AAT and airflow obstruction. Pooled human AAT is administered by weekly infusion and is associated with adverse events and vein collapse necessitating a central line with long-term weekly intravenous infusions and include such products as Prolastin, Aralast, Zemaira, Trypsone, Alfalastin, Glassia, and Respreeza. These agents have been approved in the United States and Europe based on biochemical efficacy or demonstration of increased plasma levels of AAT. The 2015 RAPID trial demonstrated that replacement therapy reduced the rate of decline of lung density assessed by High- Resolution CT imaging, suggesting likely clinical benefit. This effect was sustained for a four-year treatment period (Chapman et al., 2015, Lancet 386:360). Lung transplantation is an option for selected subjects with advanced emphysema. Experimental therapies in development for AATD include NEI, (such as PHP-303), RNA interference agents, AAT correctors and gene therapy. None of these experimental approaches has yet demonstrated compelling clinical benefit nor gained regulatory approval.

Our Approach

Our product candidate for treating AATD is PHP-303, a selective and reversible NE inhibitor (NEI) with sub-nanomolar potency against the bioactive form of NE (von Nussbaum et al., 2015, Chem Med Chem 10:1163). Like other NEI, PHP-303 has the potential to reduce the enzymatic destruction of lung tissue in these patients. pH Pharma (now Peak Bio Co., Ltd.) have a relationship with and a research agreement with the Alpha-1 Project Foundation, a for-profit organization that advocates for treatments of AATD to enhance the lives of patients with this disease. We believe that patient advocacy groups such as Alpha-1 Project will assist in patient access, and unite clinicians, thought leaders and patients for our strategic partner’s future clinical trials. The convenient once-daily, oral dosing of PHP-303 could provide a significant advantage compared to the current treatments for AATD which are surgery and/or weekly intravenous AAT augmentation therapy.

Approved Phase 2 AATD Clinical Trial Design in Ireland/UK

pH Pharma, now Peak Bio Co., Ltd., has contracted a principal investigator at the Royal College of Surgeons in Ireland and a principal investigator at the University of Birmingham to conduct the Phase 2 AATD trial in Ireland and UK, each of whom have numerous publications and experience in the area of AATD clinical trials (For e.g., European Respiratory Journal 2019 53: 1900138; DOI: 10.1183/13993003.00138-2019). Data from this trial will inform the design of a pivotal trial with registrational intent.

Clinical Trial Applications are approved for a randomized, double-blinded placebo-controlled trial with AATD patients (PHP-303-A201 protocol). Primary endpoints include evaluation of safety for two PHP-303 dose levels over a 3-month once daily oral administration period. Secondary endpoints include pharmacodynamic readouts such as inhibition of NE activity in sputum and plasma, and surrogate biomarkers or predictors of efficacy such as evaluation of lung function, frequency and degree of disease progression, COPD assessment test, and St. George’s respiratory questionnaire.

As stated previously, Peak Bio is planning on partnering this program, the company is maintaining the above approved CTAs in both UK and Ireland for planned Phase 2 trials for the benefit of AATD patients. Any future/potential strategic partners may need to have additional conversations with above regulatory agencies in lieu of the accepted biomarkers by the US FDA and use the approved CTAs/ INDs as a platform to launch a Phase 2 clinical trial.

Material Agreements

The Bayer Agreement

In March 2017, the Company entered into an Assignment, License, Development and Commercialization Agreement with Bayer (the “Bayer Agreement”) in regard to the assignment by Bayer to the Company of Bayer’s patents covering the neutrophil elastase inhibitor compound BAY-85-8501 (referred throughout as PHP-303) and a license by Bayer to the Company of Bayer’s know-how for the development, manufacture and commercialization of the compound.

Under the Bayer Acquisition Agreement, the Company is committed to pay certain development and regulatory milestones up to an aggregate amount of $23,500,000 and high single digit royalties based on the sale of products developed based on the licensed compound. Royalties will be payable on a licensed product-by-licensed product and country-by-country basis until the later of ten years after the first commercial sale of such licensed product in such country and expiration of the last patent covering such licensed product in such country that would be sufficient to prevent generic entry.

The Bayer Agreement is terminable by either party for material breach by the other party or in the event of bankruptcy or insolvency of the other party, in each case, subject to an opportunity to cure of 90 and 60 days respectively. The Bayer Agreement is also terminable by the Company at any time for convenience or in the event of Company safety concerns.

Alpha-1 Project Research Agreement

On June 28, 2019, the Alpha-1 Project, Inc. (TAP) entered into a sponsored Research Agreement with pH Pharma Co, Ltd, (now referred to as Peak Bio Co., Ltd). TAP is a for-profit entity focused on identifying, funding, providing expertise and accelerating diagnostic and therapeutic interventions for patients with the rare disease AATD. Peak Bio Co., Ltd. has entered an agreement with TAP- $100,000 USD was provided by TAP towards research, and, Peak Bio Co., Ltd. issued TAP 4,800 shares of its common stock at the share price at that time. The funding is for the sole purpose of the clinical trial activities, investigating a potential role for PHP-303 in the treatment of AATD, where, Peak Bio Co., Ltd. is solely responsible for the management, conduct, oversight of the Research Plan and the generation of a final report/ results. TAP has the right to participate in any future external grant funding activities of Peak Bio Co., Ltd. and TAP may elect to participate in such funding on a “most favored nations” basis. Peak Bio and TAP formed a “steering committee” to oversee the funded activities during the term of the agreement and to act as a forum for TAP to provide reasonable comments and input on the scientific progress of the research.

TAP and Peak Bio Co., Ltd. have rights to publish data within the scope that does not compromise Peak Bio’s confidential information or proprietary know-how or trade secrets or that does not compromise securing patent protection of any inventions arising from the research plan. In addition, Peak Bio Co., Ltd. is required to acknowledge the support of TAP in any future publications from the research. Peak Bio Co., Ltd. will own all arising data and intellectual property arising from the research plan, and accordingly, TAP hereby assigned to Peak Bio Co., Ltd. (and shall cooperate with Peak Bio Co., Ltd. to execute assignment documents as necessary to perfect the assignment to Peak Bio Co., Ltd.) of any and all such intellectual property rights arising out of the research plan. TAP will acquire no ownership interest or other rights or licenses of any kind whatsoever in any intellectual property, data or results or any patents or patent applications or know-how arising out of the research plan.

TAP will be entitled to receive milestone payments as a percentage of total funding, with such payments due if, as and when the following events occur, during the development and commercialization of any product derived from the research plan. Milestone payments in aggregate will not exceed 350% of any money funded by TAP to Peak Bio for regulatory approval, achievement of first commercial sale and after cumulative net sales considerations. To date, the amount of the funded research proceeds provided to Peak Bio Co., Ltd. by TAP is $100,000 USD that would be subject to this payment calculation.

Department of Defense (DoD) grant for the evaluation of PHP-303 in Covid-19- related ARDS

In January 2021, we entered into an agreement with the U.S. DoD to perform “Preclinical Studies of PHP-303, a Neutrophil Elastase Inhibitor to Treat Severe COVID-19 Associated Acute Respiratory Distress Syndrome and Lung Injury”. We have been awarded up to $3,954,626 in expense reimbursement for preclinical studies to obtain pharmacokinetic data with PHP-303, and to determine if PHP-303 can inhibit NETosis and/or oppose the damaging effects of the large amounts of NE released into tissue during this biological process. And, if PHP-303 does inhibit NETosis, would this inhibition translate to improved outcomes in animal models of acute lung injury including a COVID-19 model.

We own all study data generated under the DoD Agreement, whether generated by us or the DoD, and the DoD will have no ownership interest in any inventions resulting from the agreement. Accordingly, any therapeutic or prototype developed under the agreement will be owned by Peak Bio. Under the DoD agreement, we are required to use commercially reasonable efforts to complete specified research activities for the prototype project based on the estimated cost for such prototype. In connection with the DoD Agreement, we are eligible to receive up to $3,954,626 in the aggregate from DoD, subject to continued compliance with the terms of the DoD agreement and future pricing strategy. We are not obligated to pay any royalties or other future consideration under this agreement. The DoD agreement was extended to expire March 31, 2023, but has been temporarily placed on hold pending reprioritization of Peak’s pipeline and strategic objectives and hiring of staff. The DoD has the right to terminate the agreement in its entirety for convenience or in whole or in part for our material breach of the agreement.

The following statements are required to accompany any public release of information pertaining to the agreement:

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

Manufacturing

We have been using raw materials and finished products supplied directly from Bayer in Germany, which has the highest level of CMC (manufacturing/quality) technology among global pharmaceutical companies and have used them to supply our preclinical and initial clinical trials. For our finished products, we have transferred the technology to Catalent, the largest contract producer in the United States, for manufacture, allowing for the establishment of a very stable and efficient partnership for the supply of clinical investigational drugs and the development of commercial products.

PHP-303 Clinical Reagent Manufacturer

Although PHP-303 is currently in early clinical development stage, we licensed the technology after Bayer had already achieved kilogram (kg) scale synthesis at high-purity, so late-stage clinical supply is possible with the current methods. The finished product has also been developed with a stable formulation, so PHP-303’s CMC process development has been completed from adding of high-capacity tablets to large-scale commercial production.

Division	Performer
Production of drug substance	Proton Pharma Solutions Ltd.
Production of finished drug	Sherpa Clinical Packaging
QC	Catalent

We do not own or operate facilities for the manufacturing of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We had entered into manufacturing agreements with a number of drug substance, drug product, and other manufacturers and suppliers for PHP-303, and we intended to enter into additional manufacturing agreements as necessary. Following our license of PHP-303, we acquired certain clinical trial materials from Bayer. Our manufacturing contacts, KOLs, SOPs, supplies of drug substances and drug products are available for any future partner should they choose to avail of this platform to accelerate their entry into phase 2 clinical trial. Future partners are free to continue with our manufacturers and suppliers, our CMC lots of PHP-303, or internalize and/or partner as they see fit with other contract manufacturers and generate new lots of PHP-303 for future trials. For this reason, we have not yet entered into any contractual relationships for the manufacture of commercial supplies of PHP-303 to offer strategic options for a future partner.

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

Currently, approved alpha1-proteinase inhibitors that are administered intravenously during AAT augmentation therapy may be considered PHP-303’s closest potential competitor in the treatment of AATD. Currently, there are four inhibitors on the market in the United States: Grifols’s Prolastin-C, Shire’s Aralast, CSL’s Zemaira and Kamada’s Glassia. Kamada is also investigating an inhaled version of augmentation therapy and Apic Bio and Adverum are in the early stages of developing gene-therapy approaches for AATD. Santhera has in-licensed an inhaled NEI and is planning a multiple ascending dose study, with the initial indication targeted being cystic fibrosis.

Another investigational NEI, Alvelestat (MPH-966) developed through a partnership of Mereo Biopharma with AstraZeneca, was investigated as a phase 2 clinical trial in patients with severe AATD-associated emphysema. The double-blind, placebo-controlled “ASTRAEUS” study evaluated two different doses of alvelestat (high or low [120mg] dose) administered twice daily, versus placebo, over a 12-week period. As mentioned previously, three primary biomarker endpoints linked to AATD-related lung disease progression were also evaluated in this trial. On May 9, 2022, Mereo announced positive top-line efficacy and safety results from this trial showing that at the high dose, alvelestat demonstrated statistically significant changes versus placebo in all three primary biomarker endpoints that included ~90% inhibition of NE at the high undisclosed dose (https://www.atsjournals.org/doi/abs/10.1164/ajrccm-conference.2023.207.1_MeetingAbstracts.A2844; https://www.atsjournals.org/doi/abs/10.1164/ajrccm-conference.2024.209.1_MeetingAbstracts.A1211). As biomarkers desmosine/ isodesmosine and Aa-Val360 levels were accepted as surrogate biomarkers reflecting disease severity of AATD patients in the phase 2 ASTRAEUS trial, this paves the regulatory path for future trials for NEIs. It is our belief these Mereo data support target and pathway engagement in AATD patients by a NEI at clinically available doses. To the extent these are class effects, these data also potentially de-risks the Peak Bio PHP-303 AATD program.

As discussed previously, PHP-303 has demonstrated greater than 90% NE inhibition at doses of 5mg, 10mg and 20mg as a once daily oral administration. Additionally, PHP-303 appears to inhibit the bioactive form of NE. This will be explored more in-depth as we progress the program forward.

Intellectual Property:

IP Summary:

Intellectual Property Portfolio

THAILANSTATIN ANALOGS (PH-1)
Novel Toxin(s)

- Novel Toxins– direct US and PCT application filed on September 19, 2018. Expires 2038.
  - Issued in US, China, Israel and Mexico. PCT completed. Pending in 11 jurisdictions
- US ADC composition of matter, pharmaceutical composition & use in cancer therapy
- 2 additional Divisionals with composition of matter claims for Toxin + Linkers granted in US
- Pending international applications based on PCT/US2018/051721
  - Applications pending in Australia, Brazil, Canada, EPO, Hong Kong, India, Japan, New Zealand, Singapore, & South Africa
- New PCT patent filed claiming priority to 2 additional Provisionals filed in April 2023.
  - Trop2 antibody with 3rd Gen Diastereomer toxin and novel linkers, composition of matter claims

---

PHP-303

Patent Family Acquired from Bayer

- 4 patent families issued in 23, 9, 9, and 11 jurisdictions
- Patents owned by Peak Bio have coverage through 2028, 2029, 2029 and 2030, respectively
- Composition of matter has some previous use claims that will expire in 2029
- Issued (key jurisdictions)- Canada, Germany, EPO, Spain, France, UK, Italy, Japan, US

PHP-303

Patent Families Owned by PHP (Use Claims)

- 2 patent families issued in 1 and 0 countries. Pending in 6 (NASH), and 10 (AATD) countries, respectively
- Use of an NEI in Genetic Disease AATD; Provisional filed on August 23, 2019
  - PCT pending – filed on August 21, 2020
- Use of an NEI in Liver Disease NASH
  - US Patent expiration on April 22, 2039
  - Patent pending in Australia, China, EPO, Hong Kong, Israel and Korea

Oncology Platform PH-1 & PHP-303 Patent Status

Programs	Type	PCT	Global		Total
			applied	granted
PHP-303	material 1	1	2	23	25
	material 2	1	0	9	9
	material 3	1	0	9	9
	material 4	1	0	11	11
	crystal form	1	3	9	12
	use NASH	1	6	1	7
	use AATD	1 (filed)	10	0	10
PH-1 ADC	material PH-1	1	11	4	15
	material PH-1/ Trop 2 ADC	1 (filed)	0	0	0
Total		9	32	66	98

Peak Bio (Previously pH Pharma) secured patent protection for PH-1 & PHP-303 with over 66 patents granted in over 25 countries worldwide.

PH-1 & PHP-303 Patent Classes

Type	Content	Status
Material 1	Material patent of 4-(4-Cyano-2-Thioaryl) Dihydropyrimidinones including PHP-303	Granted in 22 countries + EPO including US, UK, and Japan
Material 2	Material patent of PHP-303 analogues (1,4-diaryl-pyrimidopyridazine-2,5-diones)	Granted in 8 countries + EPO including US, UK, and Japan
Material 3	Material patent of PHP-303 analogues (Triazolo and tetrazolo pyrimidine derivatives)	Granted in 8 countries + EPO including US, UK, and Japan
Material 4	Material patent of PHP-303 analogues (Sulfonic amide and sulfoximine-substituted diaryl-dihydropyrimidinones)	Granted in 10 countries + EPO including US, UK, and Japan
Crystalline form	Crystalline form (A) of PHP-303 and method for producing PHP-303	Granted in 8 countries + EPO including US, UK, and Japan
Use	PHP-303 use in liver diseases as a NHE inhibitors	Application in 5 countries + EPO including China, Korea, Hong Kong; granted in US
Use	PHP-303 use in lung disease including AATD as a NHE inhibitors	PCT application including US and EPO
Material 1	Novel Thailanstatin toxin analogs	Granted in 4 countries including US, China and Israel. Application in 10 countries + EPO
Material 2 + Use	Antibodies and ADCs, methods of use and Synthetic Processes and Intermediates	PCT filed claiming priority to US provisional applications

PHP-303 Patent Status

As of December 31, 2023, our patent portfolio relating to our product candidate PHP-303 consisted of six issued U.S. patents and 56 issued foreign patents, and 22 pending patent applications. The patent of PHP-303 for its crystalline form (A) applicable to actual clinical trials has been registered in the United States and granted in 8 other countries. The crystalline form patent will not expire earlier than 2036.

Peak Bio acquired full rights to patents from Bayer in 2017. We have global patent protection on 9 inventions on the compound that include the following:

•
For AATD, use patent application in 2020 in the US and global with IP coverage through 2040
•
For NASH, crystalline form (A) & use patents granted in the US and under review globally. IP coverage through 2040.
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
•
The PH-1 toxin patent applied has a protection period of 20 years with IP coverage through at least 2038 and has been granted in US and China.
•
We have filed US provisional patent 63/459,961 describing novel Thailanstatin diasteromer payloads, novel Trop2 antibodies, Trop2 ADCs derived from the conjugation of above antibodies and payloads, and the cancer indications these Trop2 ADCs have preclinical efficacy in.
•
We have filed US provisional patent 63/459,956 describing a large scale chemosynthetic (CMC) process for payload synthesis.

•
We have filed PCT/US24/24997 claiming priority to above provisional applications 63/459,961 and 63/459,956.
•
We are planning to file composition of matter patents for other newly developed novel ADCs and combinations with standards-of-care therapies.
•
Peak Bio will continue to create novel composition of matter patents to cover new ADCs not limited to new usage of Linkers, formulations, CMC and/or SOC combination patents to secure additional protection period after the PH-1 toxin patent expires.

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
•
The effects of health epidemics, such as the recent COVID-19 pandemic, geopolitical instability, the conflict in Eastern Europe and in regions where we, or the third parties on which we rely, have business operations could adversely impact our business, including our preclinical studies, anticipated clinical trials, and contract manufacturing capabilities. The geopolitical instability in Eastern Europe could materially affect our operations, which have been affected by supply chain issues subject to foreign policy changes and/or executive orders, and at our future clinical trial sites, as well as the business or operations of our contract research organizations (“CROs”), contract and development manufacturing organizations (“CDMOs”), or other third parties with whom we conduct business and could be adversely impacted and cause significant disruptions and delays which could greatly impact our business and may continue to impact planned preclinical and clinical plans.
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
•
Our ability to commercialize our product candidates or our strategic partners depends on first receiving Food and Drug Administration (FDA) approval.
•
Prior to our acquisition of PHP-303, we were not involved in its development and, as a result, we are dependent on Bayer having accurately reported the results and correctly collected and interpreted the data from all clinical trials conducted prior to our acquisition.
•
We may or any strategic partners we have enlisted may choose to, or may be required to, suspend, repeat, or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.
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
•
Our stock may be traded infrequently and in low volumes, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares.
•
There currently is no active public market for our Common Stock and there can be no assurance that an active public market will ever develop. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.
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
•
To advance our R&D Discovery Toxin and ADC Platform Engine we will need to hire key additional staff to guide the preclinical, IND-enabling translational and non-clinical work, and potentially even for future clinical studies. We may not be able to attract or hire the required personnel to guide and oversee our lead programs. The hiring process is competitive and may take time to identify, hire and retain staff.

•
We have to be consistent calling it one thing. Then it becomes a brand name.
•
Our lead programs, PHP-303 (AATD) and Trop2 PH1 ADC (Solid tumors) are in the clinical and IND-enabling stages of development, respectively. We have no other identified product candidates at this stage. We may never identify any future product candidates or advance past IND-enabling studies or clinical stage development.
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
•
Our Trop 2 PH1 ADC and future programs are subject to the risks of failure inherent in the identification of potential product candidates and the research and development of those product candidates based on novel approaches, targets, and mechanisms of action.
•
You should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by preclinical stage biopharmaceutical companies such as ours. Although we expect to out-license/partner our Phase 2 clinical asset, there can be no guarantee that we will be able to do so profitably or even recover costs incurred in this program. Considering that clinical trial enrollment could be impacted by the ability of a future partner to recruit, conduct and gain trial results in a timely fashion. Additionally, the ongoing Geopolitical conflicts could impact or upend clinical trial enrollment in both the US and with special considerations and impact from Europe. In addition, you should consider our prospects in the face of the unknown and Force Majeure, elements over which we have no control.
•
We may not have the financial resources or cannot find an appropriate strategic partner to continue development of, or to enter into new collaborations for, the product candidates that may result from our PHP-303 and Trop2 PH1 ADC programs or any potential future product candidates involving PH1, PH5, PH6. This may be exacerbated if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, any product candidate that we identify, such as:
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
•
or adverse impacts caused by any future, pandemics related to ongoing COVID-19 or other concerning pathogens, ongoing Geopolitical considerations in Europe and other countries which could heighten any of the foregoing risks.
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

We may expend our limited resources and access to capital to pursue a particular product candidate; these decisions may prove to be wrong and may adversely impact our business. Because we have limited financial and managerial resources, we intend to focus our efforts on specific R&D programs, such as our Trop2 PH1 ADC, our lead oncology ADC candidate, and eventually advancing additional research programs progressing from our Peak Bio R&D Discovery Toxin and ADC Platform Engine, seeking strategic partners for new ADC programs, while we seek a strategic partner for our clinical development product candidate(s) PHP-303.

•
As a result, we may forgo or delay the pursuit of other opportunities, including with potential future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.
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

The effects of health epidemics, geopolitical instability including what was encountered with the COVID-19 pandemic or the impact of any future pathogens of concern, the conflict in Eastern Europe and in regions where we, or the third parties on which we rely, have business operations could adversely impact our business, including our preclinical studies, anticipated clinical trials, and contract manufacturing capabilities. Similar or unrelated pandemics and/or the geopolitical instability in Eastern Europe could materially affect our operations, which have been affected by supply chain issues subject to foreign policy changes and/or executive orders, and at our future clinical trial sites, as well as the business or operations of our CROs, CDMOs, or other third parties with whom we conduct business and could be adversely impacted and cause significant disruptions and delays which could greatly impact our business and may continue to impact planned preclinical and clinical plans.

•
Further, from time to time there have been declarations from the President of the United States, State Governors and Ex-US country leadership declaring that the COVID-19 pandemic a national, state or country emergency, on occasions where the spread and increased incidence of varying strains of COVID-19 or any future pathogens of concern both in severity and incidence have invoked restrictive measures that have, and could, in the future, impact our business as well as other businesses materially.
•
In response to these public health directives and orders, we have previously implemented at various times work-from-home policies to support the community efforts to reduce the transmission of COVID-19 and protect employees, complying with guidance from federal, state/provincial, or municipal government and health authorities.
•
We have previously implemented from time to time several measures to ensure employee safety and business continuity.
•
Instituted polices directing desk employees to work from home from time to time, while those needing to work in laboratory facilities have been divided into shifts to reduce the number of people gathered at one time coupled with measures to reduce the risk of COVID-19 transmission, while these measures may have resulted in decreased productivity of our workforce from time to time.
•
Additionally, business travel can be restricted from time to time, (though no longer currently suspended), and we have utilized online and teleconference technology to meet virtually rather than in person.
•
While certain of the restrictions in California and other locations in which we have employees or independent contractors have recently been relaxed or lifted, these restrictions may be re-implemented or new restrictions imposed if rates or incidence of infection increase for COVID-19 or any future pathogens of concern.
•
The effects of the executive orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay advancing our programs and timelines which may impact our business moving forward. The global pandemic and ensuing outbreaks, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could be imposed or re-instituted, related to COVID-19 or other infectious diseases could impact personnel at third-party facilities, including those from which we currently obtain tissue and blood samples, or on which we may in the future rely for manufacturing, in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. The 2020/21 COVID-19 pandemic has created worldwide shortages in supply chains for items ranging from laboratory plasticware to chemicals for manufacture. This is impacting multiple facets of biotechnology and pharmaceutical companies and manifesting as shortages in their product(s) vaccines, chemotherapies, clinical trial supplies and has had the impact of slowing clinical, and even preclinical, R&D. This in turn has resulted in increased demand, rising prices, and ultimately cost of research.

•
Similarly, disruption in operations or any third-party facilities on which they are dependent may affect our collaboration and our ability to nominate an ADC candidate for further development and could create disruptions to resources, inability of workers to carry out their jobs effectively, disruptions to manufacturing, supply chains, including inability to travel.
•
The requirement by governments to stay at home or to “social distance” limits normal communications and may also increase cyber security risk or create data accessibility concerns.
•
For any future clinical trials, we or a future strategic partner may conduct could impact patient enrollment negatively. Patients that may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or due to limitations on travel imposed or recommended by federal, state/ provincial or municipal governments interrupt healthcare services. It may cause interruptions in our ability to obtain meaningful data from clinical trials or increased rates of patients may withdraw from our clinical trials following enrollment as a result of health crises or being forced to quarantine or being unable to visit clinical trial locations or otherwise comply with clinical trial protocols.

We or a future strategic partner depend on enrollment of patients in our clinical trials for our product candidates. If we or a future strategic partner are unable to enroll patients in our clinical trials, or enrollment is slower than anticipated, in particular for our product candidates with rare disease indications, research and development efforts could be adversely affected.

•
Successful and timely completion of clinical trials for our product candidates will require that we or a future strategic partner are able to enroll a sufficient number of patients.
•
Trials may be subject to delays as a result of the limited number of patients with the diseases that these product candidates target, patient enrollment taking longer than anticipated or patient withdrawal.
•
Our program(s) will compete with other companies in enrolling the same limited population of patients, which may further challenge our ability to timely enroll patients in our clinical trials.
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
•
These factors may make it difficult to enroll enough patients to complete clinical trials in a timely and cost-effective manner. For example, our Phase 2 PHP-303 trial will recruit individuals with alpha-1 antitrypsin deficiency-related lung disease, who are potentially at greater risk from COVID-19 exposure.
•
Any future pandemic related situations and for example the past COVID-19 pandemic, or any future respiratory pathogen related pandemics could impact recruitment into our or a strategic partner(s) Phase 2 alpha-1 antitrypsin deficiency study could be delayed.
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
•
We or a future partner may experience a delay in availability of drug product for PHP-303 due to lack of manufacturing capacity and/or raw materials at our third-party contract manufacturing organizations (“CMOs”).

•
We, or our future partners, may experience a delay in their ability to close and negotiate third-party partnerships or collaborations with CMOs, which may result in interruptions and delays in manufacturing activities, and missed milestones as a result of the government mandated “stay-at-home” guidelines; delay in responses from regulatory authorities in relation to approvals, amendments or other regulatory engagements required for our ongoing development activities; supply chain interruptions; or diversion of CMO activities and raw materials to COVID-19 products, including restrictions imposed by various governments, causing delays to clinical trial supplies. Ultimately, these may result in lost revenue or delayed milestones from our partnering activities.

Our business is subject to risks associated with conducting business internationally. We source research and development, manufacturing, consulting, and other services from companies based throughout the United States, the EU, and select Asian countries.

•
Accordingly, our future results could be harmed by a variety of factors, including: economic weakness, including inflation, or political instability in varying economies and markets; differing regulatory requirements for drug approvals in non-European Union (EU) countries; differing jurisdictions could present different issues for securing, maintaining, or obtaining freedom to operate for our intellectual property in such jurisdictions; such jurisdictions; potentially reduced protection for intellectual property rights; difficulties in compliance with non- US laws and regulations; changes in non-U.S. regulations and customs, tariffs, and trade barriers; changes in non-U.S. currency exchange rates of the USD and currency controls; changes in a specific country’s or region’s political or economic environment, trade protection measures, import or export licensing requirements or other restrictive actions by the USA or non-U.S. governments; differing reimbursement regimes and price controls in certain non-U.S. markets; negative consequences from changes in tax laws; compliance with tax, employment, immigration, and labor laws for employees living or traveling outside of the USA; business interruptions resulting from geo-political actions, including war and terrorism, health epidemics and other widespread outbreaks of contagious disease, or natural disasters, including earthquakes, typhoons, hurricanes, floods and fires; and business interruptions resulting from the recent COVID-19 pandemic or any other similar pandemic.

If our future product candidates acquired or those derived or developed from our Peak Bio R&D Toxin and ADC Platform, continue in clinical trials, or are eventually initiated in clinical trials in human subjects, they may not demonstrate the combination of safety and efficacy necessary to become approvable or commercially viable.

•
For example, we have not tested our Trop2 PH1 ADC nominated program or any other future nominated product candidates in human clinical trials. We may ultimately discover that our product candidates we develop do not possess certain properties that we believe will be helpful for therapeutic effectiveness and safety.
•
Further, although our PH1 toxin program has exhibited encouraging results in preclinical research, it may not demonstrate similar results in further research or exhibit the same properties in humans and may interact with human biological systems in unforeseen, ineffective, or harmful ways. As a result, we may never succeed in developing a marketable product based on our PH1 based toxin programs or based on our overall Peak Bio R&D Toxin and ADC Platform, including our additional toxins PH5 and PH6.
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
•
Much of our efforts and expenditures over the next few years will be devoted to (Clinical) Trop2 PH1 ADC, (IND-enabling) and newly nominated ADC programs based on our PH1 toxin or any of our future toxins PH5, PH6 and with a reduced spend on developing but partnering of PHP-303.
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
•
To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.
•
Clinical trials for our product candidates are expensive and time-consuming and their outcome is uncertain.
•
Before we, or a strategic partner, can obtain regulatory approval for the commercial sale of any product candidate that we wish to develop, we will be required to complete preclinical development, manufacturing, and extensive clinical trials in humans to demonstrate its safety and efficacy.
•
Each of these trials requires the investment of substantial expense and time.
•
We are currently planning on partnering our most advanced product candidate PHP-303 and we cannot predict the commencement of any future clinical trials at this point in time. The target indication is AATD.
•
There are numerous factors that could delay our future clinical trials or prevent us from completing these trials successfully.
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
•
Because our Trop2 PH1 ADC preclinical ADC program and our PHP-303 clinical program are our only product candidates, and we have decided to partner our clinical asset, any delays, or difficulties we encounter may impact our ability to generate revenue and cause our stock price to decline significantly.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, an ongoing military conflict between Russia and Ukraine, and high inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine, geopolitical tensions or high inflation.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which has led to high inflation globally. We are continuing to monitor inflation, the situation in Ukraine and global capital markets and assessing the potential impacts on our business.

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

In addition, on October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Thereafter, Hamas launched extensive rocket attacks on Israeli population and industrial centers located along the Israeli border with the Gaza Strip. Shortly following the attack, Israel’s security cabinet declared war against Hamas and launched an aerial bombardment of various targets within the Gaza Strip. The Israeli government subsequently called for the evacuation of over one million residents of the northern part of the Gaza Strip and initiated ground operations in the Gaza Strip. It is possible that other terrorist and/or regional organizations will join the hostilities as well, including Hezbollah in Lebanon, and Palestinian military organizations in the West Bank, resulting in a widening of the conflict. The intensity and duration of Israel’s current war against Hamas is difficult to predict as are such war’s economic implications on the global economy.

Although our business has not been materially impacted by these geopolitical tensions to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the conflict in Ukraine, geopolitical tensions, record inflation, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

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

•
We had no involvement with or control over PHP-303 CMC process development or pre-clinical and clinical development prior to our acquisition of PHP-303. Going forward, upon partnering the asset, we may have no control on PHP-303 lots for phase 2, 3 and registrational clinical studies.
•
We are dependent on Bayer Healthcare (“Bayer”) having conducted their R&D in accordance with the applicable protocols and legal, regulatory, and scientific standards; having accurately reported the results of all clinical trials conducted prior to our acquisition; and having correctly collected and interpreted the data from these trials.
•
To the extent that Bayer, or a future partner, has not done this, the clinical development, regulatory approval, or commercialization of our product and future indications associated with this product may be adversely affected.
•
Interim “top-line” , preliminary and data from clinical trials that is announced or published from time to time may change subject to variation arising from different CMC/ manufacturing practices.
•
From time to time, our future partner may publish interim “top-line” or preliminary data from our assets. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available.

•
Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we have previously published.
•
As a result, interim and preliminary data should be viewed with caution until the final data are available.
•
Adverse differences or contradictory data could significantly harm our profitability (milestones), reputation and our business prospects.
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

We, or a future strategic partner, face risks associated with the clinical development for PHP-303 and for our future ADC nominated candidates that are currently in preclinical development.

•
Results of our future clinical trials conducted by Peak Bio or a strategic partner, or results from clinical trials for other similar product candidates could reveal a high and unacceptable severity and prevalence of adverse side effects.
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

We or a future strategic partner may choose to, or may be required to, suspend, repeat, or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.

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
•
We currently lease facilities in California built above an underground water table, that may be subject to continuing moisture and mold mitigation that may put sensitive and expensive lab equipment and facilities at risk and may reduce their operational lives, require frequent decontamination and recertification cycles to maintain operationality. Together with strict local environmental laws, we may be forced to shut down operations for significant periods of time. As we grow, we may seek out other nearby facilities that are prone to similar and/or other environmental issues and resultant impact is unknown at this juncture but could pose future risks which may require us to pay significant clean-up or other costs in order to maintain our operations on those properties. Such events include, but are not limited to, changes in environmental laws, discovery of new contamination, or unintended exacerbation of existing contamination. The occurrence of any such event could materially affect our ability to continue our business operations on those properties.

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

Manufacturing biotherapeutics, especially ADCs, is difficult and complex, and requires facilities specifically designed and validated for this purpose and we will use Contract Development Manufacturing Organizations (CDMOs) through various contract-manufacturing arrangements.

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

•
This situation has been exacerbated in the recent past due to the additional constraints caused by the priority given to the manufacture of COVID-19 therapeutics and vaccines, and the resultant decrease in available CDMO capacity.
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
•
We could also seek to sell or out-license one or more of our product candidates. If we, instead, decide to increase our expenditure to fund development activities on our own, we will need to obtain additional capital, which may not be available to us on acceptable terms or at all. As a result, our business may be substantially harmed.

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
•
As maintaining patents in multiple countries over their lifetimes (usually a period of 20 years) is expensive, we may decide to abandon granted national and regional patent applications for financial considerations, or, strategically, when projects are reprioritized, or for any other reason. In hindsight, these decisions may hurt us, our revenue stream from licensing activities, and ultimately profitability.
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

Our commercial success depends, in part, upon our ability to develop, manufacture, market, sell and partner our product candidates without alleged or actual infringement, misappropriation, or other violation of the patents and proprietary rights of third parties. Litigation relating to patents and other intellectual property rights in the biopharmaceutical and pharmaceutical industries is common, including patent infringement lawsuits and interferences, oppositions, and reexamination proceedings before the U.S. Patent and Trademark Office (the “USPTO”), and foreign patent offices.

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
•
If PHP-303 or any of our preclinical assets in oncology become approved for any of the indications we or a strategic partner are currently or in the future seek, we will face intense competition from a variety of businesses, including large, fully integrated pharmaceutical companies, non-rare pharmaceutical companies, and biopharmaceutical companies in the United States, Europe, and other jurisdictions.
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
•
With regard to our nominated Trop2 PH1 ADC program, we are aware of other Trop2 ADC agents, and other oncology and immune-oncology therapeutics currently approved as standard of care in their respective indications and other future agents that may gain approval before us. Some of these risks are highlighted below:
•
As detailed in the business summary section, we are aware of large pharmaceutical companies having entered into partnerships for competitor Trop2-directed ADCs- Gilead for Trodelvy, AstraZeneca for Datopotamab deruxtecan, Merck for SKB264 and BioNtech for DB-1305. These programs are likely to be well-funded, have the required cash runway for late-stage development and approval, and will likely outpace our program.
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
•
As a preclinical program, our ADC platform is untested in human clinical trial. We are yet to demonstrate tolerability and safety in phase 1 clinical trial. Even after we demonstrate safety and tolerability, if we are able to demonstrate such, in phase 2 studies we may also have to compete with and outperform proven standard of care immune-oncology therapeutics or demonstrate improved combination with approved or future immune checkpoint inhibitors (ICIs) directed against PD-1, anti-PD-L1, LAG3, CTLA-4 and others. Initially approved in second line setting, this class of immune-oncology therapeutics has been slowly moving to first line in many different cancers and raise the bar for many new therapeutics.
•
Similarly, for each indication, we are aware of established or potential standard of care of therapies which may be ADCs against other targets or even other modalities such as antibodies, bispecifics, small molecules- targeted or chemotherapies. For e.g., the Trop2 ADC Trodelvy® has been approved for therapy of recurrent urothelial (bladder) cancer where another ADC targeting Nectin-4 (Enfortumab vedotin or EV) is also approved. Recently, EV plus pembrolizumab became the standard of care in front-line urothelial cancer while Trodelvy®’s confirmatory phase 3 trial failed to demonstrate significant overall survival benefit in the same setting.

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
•
We have yet to obtain orphan drug designation for PHP-303 but we or a future strategic partner likely will apply for this designation forAATD, but we cannot predict if orphan drug status will be granted in the US or EU at this juncture.
•
Similarly, we or a strategic partner may be unable to maintain the benefits associated with orphan drug designation, including the potential for orphan drug exclusivity, for PHP-303 or any other products for which we obtain orphan drug designation.
•
The benefits or process to apply for Orphan Drug designation in the US or EU could change before we or a strategic partner can apply, be accepted and commercialize our opportunities.

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

We or a future strategic partner plan to seek orphan drug designation for PHP-303 and future rare disease product candidates.

•
Even with orphan drug designation, we or a strategic partner may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical product candidates, which could prevent us from marketing our product candidates if another company is able to obtain orphan drug exclusivity before we do.
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
•
In addition, while we or a strategic partner may intend to seek orphan drug designation for other existing and future product candidates, including PHP-303, we may never receive such designations.
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

We or any future strategic collaboration partners may seek and fail to obtain breakthrough therapy designation by the FDA for PHP-303 or any future product candidates or access to the PRIME scheme by the EMA for PHP-303 or any future product candidates.

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

Currently, our Common Stock is publicly traded on the OTC Markets Pink tier. No assurance can be given that our securities will trade on a national securities exchange, such as the Nasdaq Stock Market LLC (the “Nasdaq”) or the New York Stock Exchange (the “NYSE”), or the OTC Markets’ OTCQB or OTCQX tiers in the future or that the trading prices of our Common Stock on the OTC Markets will be indicative of the prices of our Common Stock if our Common Stock were traded on a national securities exchange. As previously disclosed, on November 1, 2022, we received written notice from the Staff of the Listing Qualifications Department of Nasdaq (the “Staff”) stating that the Staff has determined that the Company has not complied with the requirements of IM-5101-2 because (i) the Company has not demonstrated that its common stock complies with the minimum 1,000,000 unrestricted publicly held shares requirement in Listing Rule 5505(a)(2) (the “Unrestricted Publicly Held Shares Requirement”) and (ii) the Company’s public warrants (the “Public Warrants”) do not qualify for initial listing since the security underlying the warrants, the Company’s Common Stock, does not qualify. The Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”) and such hearing has been conducted, which ultimately stayed the suspension of the Company’s Common Stock and Public Warrants and the filing by Nasdaq of a Form 25-NSE (the “Form 25”), pending the Panel’s decision. On January 6, 2023, the Company received a determination letter (the “Determination Letter”) from the Panel to delist the Company’s Common Stock and Public Warrants from Nasdaq. The Determination Letter indicated Nasdaq will suspend trading in the Company’s Common Stock and Public Warrants effective at the open of business on January 10, 2023 and indicated that it intends to file a Form 25-NSE Notification of Delisting with the SEC once all applicable appeal and review periods have expired in order to effect the formal delisting of the Company’s securities from Nasdaq. The Determination Letter provided that the Company may request an appeal of the Panel’s decision to the Nasdaq Listing and Hearing Review Council within 15 days of the date of the Determination Letter. Since the Company did not request an appeal, the Form 25 was filed thereafter by Nasdaq. Upon suspension from Nasdaq, the Company’s Common Stock began to trade on the OTC Markets “Pink” tier. As of the date of this Annual Report on Form 10-K, the Company's Common Stock is listed on the OTC Grey Market.

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

Our stock may be traded infrequently and in low volumes, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares.

Until our Common Stock is listed on a national securities exchange, our Common Stock may only trade on one of the OTC Markets (if we are successful in applying to trade on such marketplaces) or on the OTC Grey Market. In those markets, however, the shares of our Common Stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our Common Stock at or near bid prices at any given time may be relatively small or non-existent. An investor may find it difficult to obtain accurate quotations as to the market value of our common stock or to sell his or her shares at or near bid prices or at all. In addition, if we fail to meet the criteria set forth in SEC reporting regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise capital.

There currently is no active public market for our Common Stock and there can be no assurance that an active public market will ever develop. Failure to develop or maintain a trading market could negatively affect the value of our Common Stock and make it difficult or impossible for you to sell your shares.

There is currently no active public market for shares of our Common Stock, and one may never develop. Our Common Stock is currently traded on the OTC Grey Market. The OTC Grey Market is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the requirements to be quoted on the OTC Markets or satisfy the listing requirements to be listed on a national securities exchange, which are often more widely traded and liquid markets. Some, but not all, of the factors which may delay or prevent the quotation or listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our Common Stock may not be sufficiently widely held; we may not be able to secure market makers for our Common Stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our Common Stock listed. Should we fail to satisfy the initial listing standards of the national exchanges or OTC Markets, or our Common Stock is otherwise rejected for listing or quotation, and remains traded on the OTC Grey Market, the trading price of our Common Stock could suffer and the trading market for our Common Stock may be less liquid, and our Common Stock price may be subject to increased volatility, making it difficult or impossible to sell shares of our Common Stock.

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

•
Furthermore, the trading prices for our stock as well as the ordinary shares of our competitors have been highly volatile as a result of the recent geopolitical issues taking place in Eastern Europe and the Middle East but impacting financial markets globally.
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

Each Public and Private Placement Warrant, initially issued by Ignyte Sponsor LLC, entitles the holder thereof to purchase one (1) share of our Common Stock at a price of $11.50 and $0.60 per share for the Convertible Note Warrants (as defined below), subject to adjustment. Warrants may be exercised only for a whole number of shares of Common Stock. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the then existing holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

Convertible notes may be converted for our Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our existing stockholders.

Each April 2023 Convertible Note (as defined below) entitles the holder thereof to convert each dollar of outstanding principal and accrued interest into one (1) share of our Common Stock at a price of $0.60 per share, subject to adjustment.

Each December 2023 Convertible Note and May 2024 Convertible Note (as defined below) automatically converts each dollar of outstanding principal and accrued interest into one (1) share of our Common Stock at a per share price equal to the 30 day volume weighted average price of the surviving company multiplied by a discount rate of 70% and 50%, respectively. This automatic conversion is contingent on closing of a Business Combination (as detailed below). The December 2023 Notes entitles the holder thereof to convert each dollar of outstanding principal and accrued interest into one (1) share of our Common Stock at a per share price equal to the 30 day volume weighted average price of the Company multiplied by a discount rate of 90%. This optional conversion is contingent on the Company maintaining a listing on a Public Exchange.

Convertible Notes may be converted only for a whole number of shares of Common Stock. To the extent such notes are converted, additional shares of our Common Stock will be issued, which will result in dilution to the then existing holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

Our management and auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report to our December 31, 2023 financial statements includes an explanatory paragraph that expressed substantial doubt about our ability to continue as a going concern. Our current cash level raises substantial doubt about our ability to continue as a going concern without immediate short-term financing required to get us through consummation of the Business Combination. Additionally, our management has independently determined that there is substantial doubt about Peak Bio’s ability to continue as a going concern because our cash flows generated from operations may not be sufficient to meet our current operating costs. In addition, our future financial statements may include similar qualifications about our ability to continue as a going concern. Peak Bio’s financial statements were prepared assuming that it will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty. If Peak Bio is unable to meet its current operating costs, Peak Bio would need to seek or additional financing or modify or cease its operational plans. If Peak Bio seeks additional financing to fund its business activities in the future and there remains substantial doubt about its ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to Peak Bio on commercially reasonable terms or at all.

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

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

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

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. As a result of this evaluation, management identified control deficiencies that constituted a material weakness in our internal control over financial reporting. The Company’s internal control over financial reporting is ineffective with respect to its financial closing process with respect to (i) preparation, review and approval of journal entries including the reasonableness of critical accounting estimates, (ii) timely closings as required to maintain compliance with reporting deadlines under applicable Securities and Exchange Commission regulations, (iii) evaluation of third party financial reporting advisors’ capabilities and the monitoring and evaluation of the accuracy and completeness of their work product, and (iv) accuracy of diluted earnings per share calculation. The Company experienced difficulties in applying complex accounting principles including (i) financial instruments accounted for under ASC 480 and ASC 815-10, (ii) differentiating between contractual liabilities and gain and loss contingencies, and (iii) fair value measurements.

Management continues to work to improve its controls related to our material weaknesses, specifically implementing improved processes and internal controls to ensure the proper application of accounting practices and guidance. We also intend to increase our accounting staff as soon as economically feasible and sustainable to remediate these material weaknesses. These material weaknesses will not be considered to be remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded that these controls are operating effectively. Until remediated, these material weaknesses could result in future errors to our financial statements. However, we can give no assurance that the measures we take will remediate the material weakness or that additional material weaknesses will not arise in the future. Any failure to remediate the material weakness, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a negative impact on our financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

The identification, detection, prevention and remediation of known or potential IT security vulnerabilities, including those arising from third-party hackers, hardware or software, is extremely costly and time consuming. We do not have the manpower, expertise or financial resources to effectively identify, detect, prevent or remediate cybersecurity risks. No assurance or guarantee whatsoever can be given that we will not be seriously damaged by the exploitation of our cybersecurity vulnerabilities.

During the year ended December 31, 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our Common Stock and Public Warrants were historically quoted on the Nasdaq under the symbols “IGNY” and “IGNYW,” respectively. On November 2, 2022, our Common Stock and Public Warrants were initially listed on the Nasdaq under the new trading symbols of “PKBO” and “PKBOW,” respectively. On January 10, 2023, our Common Stock and Public Warrants have been suspended from trading on the Nasdaq and our Common Stock began trading on the OTC Markets “Pink” tier under the symbol “PKBO.” As of the date of this Annual Report on Form 10-K, the Company's Common Stock is listed on the OTC Grey Market.

As of June 30, 2024, there were approximately 50 record holders or our Common Stock and approximately 33 records holders of our warrants.

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Incentive Plan

At the special meeting of Ignyte’s stockholders in lieu of our 2022 annual meeting held on October 25, 2022, our stockholders considered and approved the Peak Bio, Inc. 2022 Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan was previously approved, subject to stockholder approval, by the Ignyte board of directors on April 27, 2022. The Incentive Plan became effective immediately upon the closing of the Business Combination. Pursuant to the Incentive Plan, 4,150,470 shares of Common Stock have been reserved for issuance under the Incentive Plan.

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

We have incurred significant losses since the commencement of our operations. Our net loss was $12.8 million and $13.1 million for the years ended December 31, 2023 and 2022, respectively. Since the beginning of 2024, we raised aggregate gross proceeds of approximately $0.7 million from the issuance of December 2023 Convertible Notes, $0.75 million from the issuance of secured Founder promissory notes, and $3.5 million from the issuance of May 2024 Convertible Notes. We expect to incur significant expenses and operating losses for the foreseeable future as we continue our efforts to identify product candidates and seek regulatory approvals within our portfolio.

We will need additional financing to fund our ongoing activities and to close the Merger with Akari (defined below). We may raise this additional funding through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions and funding under government contracts.

On November 1, 2022, we received written notice (the “Notice”) from the Staff of the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) stating that the Staff determined that we had not complied with the listing requirements because (i) we had not demonstrated that our common stock complied with the minimum 1,000,000 unrestricted publicly held shares requirement. We requested, and received, a hearing with the Hearings Panel (the “Panel”) on December 8, 2022 to appeal Nasdaq’s determination, which request stayed the suspension of our common stock and warrants and the filing by Nasdaq of a Form 25-NSE pending the Panel’s decision.

On January 6, 2023, we received the determination letter (the “Determination Letter”) from the Panel to delist our common stock and warrants from Nasdaq. Nasdaq suspended trading in our common stock and warrants effective at the open of business on January 10, 2023. Upon suspension from Nasdaq, our securities began trading on the OTC Markets’ “OTC Pink Market” tier.

We may be unable to raise additional funds or enter into other arrangements when needed on favorable terms, or at all. There can be no assurances that other sources of financing will be available. Due to these uncertainties, there is substantial doubt about our ability to continue as a going concern.

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

Financing

Key Company Stockholder Agreements

In May 2021, we received proceeds from a loan in the amount of approximately $750,000 Dr. Huh. The loan, which was scheduled to mature on May 31, 2022, bore interest at a rate of 1.0% per annum. The loan could be prepaid by the Company at any time prior to maturity with no prepayment penalties. In August 2021, we received proceeds from the additional loan in the amount of approximately $750,000 from Dr. Huh. The loan, which was scheduled to mature on July 31, 2022, bore interest at a rate of 1.0% per annum. The loan could be prepaid by the Company at any time prior to maturity with no prepayment penalties.

We made a $150,000 payment on the Founder Loans in December 2022. On April 28, 2023, $448,940 of the principal balance of this related party loan, and $26,830 of accrued interest, was settled through the issuance of the April 2023 Convertible Notes, related party (see below). As of December 31, 2023 and 2022, $901,060 and $1,375,000 was outstanding under this loan.

In March 2023, we received proceeds from an additional Founder Loans in the amount of $250,000. The loan had the maturity date of December 31, 2023 and bore interest at a rate of 5.0% per annum. The loan could be prepaid by us at any time prior to maturity without the consent of the lender. On April 28, 2023, this related party loan, including the accrued interest of $1,199, was settled through the issuance of the April 2023 Convertible Notes, related party (see below).

In January 2024, we received proceeds from a Senior Secured Promissory Note (the “Secured Note”) in the amount of $750,000 from our founder and director, Hoyoung Huh (the “Key Company Stockholder”). In accordance with the terms of the

Secured Note, the Company, together with its subsidiaries, also entered into a Security Agreement with Dr. Huh (the “Security Agreement”). The Secured Note has a maturity date on January 23, 2025 and carries an interest rate of 15% per annum. As security for payment of the Secured Note, the Security Agreement grants and assigns to Dr. Huh a security interest in all of the assets of the Company and its subsidiaries.

Convertible Notes

2022 Convertible Note

On November 1, 2022, we issued a $1,512,500 convertible note to EarlyBirdCapital, Inc., the sole book running manager of Ignyte’s IPO, in lieu of the deferred underwriting fee that was payable at the Closing. The convertible note accrued interest at a rate of 8% per annum and was payable on October 31, 2023, provided however that we agree to make mandatory prepayments on this note (which shall first be applied to accrued interest and then to principal) from time to time in amounts equal to 15% of the gross proceeds received by us from any equity lines, forward purchase agreements or other equity financings consummated by us prior to the maturity date.

On the maturity date, the note holder had the right, in its sole and absolute discretion, to convert all or part of the principal and/or accrued interest of this convertible note into shares of our common stock of at a per share conversion price equal to 90% of the volume weighted average price of a share of our common stock for the five trading days immediately prior to the maturity date.

On November 1, 2023, we entered into an amended and restated promissory note whereby the principal amount was reduced to $650,000. The loan matures on December 31, 2024, bears interest at a rate of 6.0% per annum, and has no conversion features. Further, the loan required us to make a payment of $300,000 by December 31, 2023, which was paid.

April 2023 Convertible Note

In April 2023, we entered into separate subscription agreements for the issuance of convertible promissory notes (the “April 2023 Convertible Notes”) in the aggregate principal amount of $2,195,034 and an aggregate amount of 3,658,390 warrants (the “April 2023 Convertible Note Warrants”). The April 2023 Convertible Notes are convertible into shares of our common stock at $0.60 per share. For each share into which an April 2023 Convertible Note is convertible, the investor received April 2023 Convertible Note Warrants to purchase an equal amount of shares of our common stock at $0.60 per share, exercisable for a period of 5 years. In connection with the issuance of the April 2023 Convertible Notes and the April 2023 Convertible Note Warrants, in consideration for its services in respect of the financing described above, we also issued the Placement Agent purchase warrants (the “Placement Agent Warrant”) to purchase 209,670 shares of our common stock at a price per share of $0.60. The Placement Agent Warrant has a 5-year term. In addition, we paid the Placement Agent a commission of approximately $125,000.

In April 2023, we entered into a subscription agreement with Dr. Huh to settle $1,130,775 in related party loans made to us. We issued a $1,130,775 related party unsecured convertible promissory note, with the same terms as the April 2023 Convertible Notes, and warrants to purchase 1,884,625 shares of our common stock, with the same terms as the April 2023 Convertible Note Warrants.

As at December 31, 2023, the April 2023 Convertible Notes were in default.

December 2023 Convertible Note

In December 2023, we entered into additional subscription agreements for the issuance of convertible promissory notes, pursuant to which we issued convertible notes in the aggregate principal amount of $1,000,000 (the “December 2023 Convertible Notes”). In addition, certain holders of April 2023 Convertible Notes agreed to exchange the aggregate amount of $187,950 of April 2023 Convertible Notes, including the accrued interest, into the same amount of December 2023 Convertible Notes.

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

The December 2023 Convertible Notes bear an interest rate of 10% per annum and have a maturity date of December 18, 2024. The terms of the December 2023 Convertible Notes provide for automatic conversion of the outstanding principal amount of the December 2023 Convertible Notes and all accrued and unpaid interest upon a business combination (as defined in the agreement) into our common stock at the Conversion Price (the “Automatic Conversion Feature”). The Conversion Price is determined by reference to the purchase price payable in connection with such business combination, multiplied by 70%, where the price per share of the common stock is determined by reference to the 30-day volume weighted average price of our common stock on the public exchange immediately prior to conversion, resulting in 43% discount on the issuance price in the a business combination (the Automatic Discount”). If a business combination does not occur prior to the maturity date of the December 2023 Convertible Notes and if our Common Stock is listed on a public exchange as of such date, then the holders have the right, at their option, to convert the outstanding principal amount of the December 2023 Convertible Notes (and all accrued and unpaid interest thereof) into the shares of our common stock at a price equal to the 30-day volume weighted average price of our common stock on the public exchange on which it is traded multiplied by 90% (the “Optional Conversion Feature”).

In consideration for its services in respect of the financing described above, we paid the Placement Agent a commission of $147,040. Further, upon conversion of the December 2023 Convertible Notes into our Common Stock, the Placement Agent will receive shares of our restricted Common Stock equal to (i) 4% of the total number of shares of Common Stock received upon conversion of the December 2023 Convertible Notes issued for the aggregate principal of $1,738,000 new capital and (ii) 1% of the total number of shares of Common Stock received upon conversion of the December 2023 Convertible Notes issued for the aggregate principal of $420,000 in exchange of the April 2023 Convertible Notes.

In December 2023, we issued a $500,000 related party December 2023 Convertible Note to Dr. Huh. This note has the same terms as the December 2023 Convertible Notes outlined above.

May 2024 Convertible Notes

In May 2024, the Company entered into a secured convertible promissory note agreement pursuant to which the Company issued convertible notes in the aggregate principal amount of $1,324,500 (the “May 2024 Convertible Notes”).

In July 2024, the Company completed a final closing of the May 2024 Convertible Notes and entered into a secured convertible promissory note agreement pursuant to which the Company issued convertible notes in the aggregate principal amount of $2,175,000 (the “May 2024 Convertible Notes”).

The May 2024 Convertible Notes carry an interest rate of 10% per annum, have a maturity date of December 18, 2024. The terms of the May 2024 Convertible Notes provide for automatic conversion of the outstanding principal amount of the notes and all accrued and unpaid interest upon a business combination (as defined in the agreement) into the Company common stock at the Conversion Price. The Conversion Price is determined by reference to the purchase price payable in connection with such business combination, multiplied by 50%, where the price per share of the common stock is determined by reference to the 30-day volume weighted average price of our common stock on the public exchange immediately prior to conversion. In conjunction with the May 2024 Convertible Notes, we entered into the Security Agreement which grants and assigns the May 2024 convertible note holders a senior security interest in all of the assets of the Company and its subsidiaries.

In consideration for its services in respect of the financing described above, the Company paid Paulson Investment Company, LLC (the “May 2024 Placement Agent”) the commission of $200,000. Further, upon conversion of the May 2024 Convertible Notes into Common Stock of the Company, the May 2024 Placement Agent will receive shares of restricted common stock of the Company equal to 4% of the total number of shares of common stock received upon conversion of May 2024 Convertible Notes on certain notes with a principal value of $2,500,000.

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

In consideration for the commitments of White Lion, as described above, we have agreed that it will issue to White Lion shares of Common Stock having a value of $250,000 based upon the Closing Sale Price (as defined in the White Lion Purchase Agreement) of Common Stock two Trading Days prior to the filing of the Initial Registration Statement as Initial Commitment Shares. We may increase the number of shares it may sell to White Lion by issuing additional Commitment Shares in two additional tranches of $250,000 each. We issued Initial Commitment Shares of 50,200 shares of Common Stock to White Lion, based upon the Closing Sale Price of our Common Stock of $4.98 per share on November 30, 2022.

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

In March 2023, we entered into an amendment to the White Lion Purchase Agreement to give us the right, but not the obligation to require White Lion to purchase shares of our common stock while trading on the OTC Market. Under the terms of the amendment, we will issue to White Lion within five (5) Trading Days following the effective date of the amendment fully paid, non-assessable shares of our Common Stock equal to the quotient obtained by dividing (i) $250,000 and (ii) the lowest traded sale price of the common stock of the 10 (ten) Trading Days prior to the effective date of the amendment, minus 50,200. In March 2023, as compensation for its commitment to enter into the amendment, we issued 412,763 shares of our common stock to White Lion.

In August 2023, we and White Lion entered into a second amendment to the Common Stock Purchase Agreement (the “Second Amendment”). The Second Amendment includes, among other things, the right of the Company to issue a Purchase Notice (defined in the Second Amendment as an “Accelerated Purchase Notice”) requesting White Lion to purchase newly issued shares of common stock from us, subject to acceptance by White Lion, with pricing of the shares to be sold by us to White Lion under such Accelerated Purchase Notice determined on the date of issuance by us of the Accelerate Purchase Notice and acceptance by White Lion (the date of such notice defined as the “Accelerated Valuation Period”). Such accelerated purchases pursuant to an Accelerated Purchase Notice will be sold to White Lion at a price, defined as an “Accelerated Purchase Price,”

equal to the lower of (i) the opening price of common stock during the Accelerated Valuation Period, (ii) the closing price of the common stock during Accelerated Valuation Period, or (iii) the volume weighted average price of the common stock during Accelerated Valuation Period; provided, however, that if at the time we deliver an Accelerated Purchase Notice to Investor the price of the common stock is lower than the opening price of the common stock during the Accelerated Valuation Period, the Accelerated Purchase Price will be discounted by 20%. In addition, the Second Amendment provides for an “Accelerated Purchase Notice Limit” equal to 200%.

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

During September 2023, we issued the notices to purchase the total of 729,000 common shares to White Lion for the total proceeds of $105,317.

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

Components of Results of Operations

Results prior to the Spin-Off

Prior to March 1, 2022, we operated as pH Pharma Ltd, a Korean company. Effective March 1, 2022, we spun off certain assets to a newly formed company in Korea (the “Spin-Off”). The Spin-Off resulted in the Company retaining the PHP-303 and PH-1 ADC Platform programs. Prior to April 1, 2022, our consolidated financial statements have been extracted from the accounting records of pH Pharma, Ltd. on a carve-out basis. The historical results of operations, financial position, and cash flows may not be indicative of what we would have been had we been a separate stand-alone entity, nor are they indicative of what the results of operations, financial position and cash flows may be in the future.

The consolidated financial statements prior to the Spin-Off have been extracted from the accounting records of pH Pharma, Ltd. The historical results of operations, financial position, and cash flows may not be indicative of what we would have been had we been a separate stand-alone entity, nor are they indicative of what the results of operations, financial position and cash flows may be in the future.

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

Grant Revenue

Our grant revenues are derived from research programs with the Department of Defense, US Army Medical Research Acquisition Activity for work on a COVID-19 therapeutic.

Grants awarded to us for research and development by government entities are outside the scope of the contracts with customers and contributions guidance. This is because these granting entities are not considered to be customers and are not receiving reciprocal value for their grant support provided to us. These grants provide us with payments for certain types of expenditures in return for research and development activities over a contractually defined period.

We recognize grant revenue based on the reimbursable costs that are incurred during the period, up to pre-approved award limits. The expenses associated with these reimbursements are reflected as a component of research and development expense in our consolidated statements of operations and comprehensive loss.

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

Results of Operations for the Years Ended December 31, 2023 and 2022

The following table provides selected financial information for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Change
	2023	2022	Amount
Revenues	$367,877	$607,681	$(239,804)
Operating expenses
Research and development	1,627,389	3,924,253	(2,296,864)
General and administrative	8,292,072	8,531,276	(239,204)
Impairment Loss	3,513,999	—	3,513,999
Total operating expenses	13,433,460	12,455,529	977,931
Loss from operations	(13,065,583)	(11,847,848)	(1,217,735)
Other income (expense), net	239,666	(1,314,869)	1,554,535
Loss before income tax expense	$(12,825,917)	$(13,162,717)	$336,800

Revenue

Our revenue has historically been generated through grants from government organizations. The total revenue for government grants was $367,877 and $607,681, respectively, for the years ended December 31, 2023 and 2022.

Research and Development Expense

The following table summarizes our research and development expenses:

	Year Ended December 31,
	2023	2022
Third-party direct project expenses
PHP-303	$293,539	$362,221
PH-1 ADC Platform	222,973	532,271
General program expenses and other pre-clinical programs	—	222,365
Total third-party direct project expenses	516,512	1,116,857
Other research and development costs
Personnel costs	780,007	1,363,572
Facilities and other costs	330,870	1,443,824
Total other research and development costs	1,110,877	2,807,396
Total research and development costs	$1,627,389	$3,924,253

Research and development expense decreased by $2.3 million during the year ended December 31, 2023 compared to the prior year. The decrease was primarily due to decreases in direct project expenses related to the PHP-303 program of $68,682, the PH-1 ADC Platform of $309,298 and other general and pre-clinical programs of $222,365 as a result of delays in our ongoing and planned research activities. In addition, there was a decrease in personnel costs and facilities costs of $0.6 million and $1 million driven by a reduction of staff and overhead. We reduced our average headcount from 21 to 6 employees as well as moved to a smaller facility as a result of scaling back our clinical activities.

General and Administrative Expense

General and administrative expense decreased by $0.2 million during the year ended December 31, 2023 compared to the prior year. The decrease was primarily driven by a reduction in facilities expenses and reduction in headcount for general and administrative employees.

Impairment Loss on Operating Lease Right-of-Use Asset

We recognized an impairment loss on the operating lease right-of-use asset of $3.5 million due to the abandonment of the premises in Palo Alto, California during the year ended December 31, 2023.

Other Income (Expense), Net

Other income (expense), net increased by $1.6 million during the year ended December 31, 2023 as compared to the prior year, primarily due to the gain from the changes in the fair value of the warrant liability and derivative liabilities, partially offset by the increase in interest expense.

We recognized additional $2.7 million in interest expense, including the amortization of related discounts, during the year ended December 31, 2023 as compared to the prior year, related to the November 2022 Convertible Notes, April 2023 Convertible Notes and December 2023 Convertible Notes.

During the year ended December 31, 2023, we recognized a $2.1 million gain from the change in the fair value of the warrant liability primarily related to the warrants issued in April 2023 to the holders of the April 2023 Convertible Notes. We recognized $0.8 million gain from the change in the fair value of the derivative liabilities related to the April 2023 Convertible Notes and December 2023 Convertible notes. These gains are related to the decrease in the price of the Company’s stock.

During the year ended December 31, 2022, we recognized a $1.2 million loss on the change in the fair value of the convertible notes primarily related to increase in the fair value of the 2022 Pre-Business Combination Convertible Notes between their issuance date and the closing date of the Ignyte Business Combination.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $12.8 million and $13.1 million for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023 we had cash of $0.4 million. In 2023, we received proceeds of $3.7 million from the issuance of convertible debt and $250,000 from a loan with our founder and director, Dr. Huh. Our primary uses of cash to date have been to fund our research and development activities, business planning, establishing and maintaining our intellectual property portfolio, capital investments and providing general and administrative support for our operations.

Since the beginning of 2024, we raised aggregate gross proceeds of approximately $0.7 million from the issuance of December 2023 Convertible Notes and $1.3 million from the issuance of May 2024 Convertible Notes.

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

Cash Flows Discussion

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(4,758,020)	$(7,485,625)
Net cash used in investing activities	—	(142,249)
Net cash provided by financing activities	4,281,285	8,135,213
Net (decrease) increase in cash, cash equivalents and restricted cash	$(476,735)	$507,339

Operating Activities

Net cash used in operating activities was approximately $4.8 million and $7.5 million for the years ended December 31, 2023 and 2022, respectively. The decrease in operating spending was a result of our reduction in facilities expenses, reduction in headcount of general and administrative employees,and decreases in direct project expenses related to the PHP-303 program, the

PH-1 ADC Platform, and other general and pre-clinical programs as a result of delays in our ongoing and planned research activities.

Investing Activities

During the year ended December 31, 2022, net cash used in investing activities was $142,249, primarily due to capital expenditures for furniture and fixtures related to the office in South San Francisco, California.

Financing Activities

During the year ended December 31, 2023 net cash provided by financing activities was $4.2 million, including the proceeds from the issuance of convertible notes of $3.4 million, proceeds from a related party loan of $0.25 million, proceeds from the issuance of common stock for $1.1 million partially offset by repayments on convertible notes of $0.3 million and repayments on insurance financing of $0.3 million.

During the year ended December 31, 2022, net cash provided by financing activities was $8.1 million including the proceeds from the issuance of long-term debt of $1.3 million, proceeds from a related party loan of $0.5 million, proceeds from the Business Combination with Ignyte of $3.9 million, and the issuance of common stock for $5.2 million partially offset by the $3.8 million settlement of the Forward Share Purchase agreement assumed from Ignyte in the Business Combination.

Contractual Obligations and Commitments

In October 2021, we entered into a lease for laboratory and office facilities in Palo Alto, California that expires in March 2027 with a five-year renewal option and opened a secured letter of credit with a third-party financial institution in lieu of a security deposit for $177,000. Base rent for this sublease is approximately $89,000 monthly with annual escalations of 3%. In March 2023, we vacated the premises and returned possession of the premises to the landlord in April 2023. We are still responsible for the outstanding payments under the lease.

At the date of the Spin-Off, we and pH Pharma Co., Ltd entered into an administrative services and facilities agreement whereby pH Pharma Co., Ltd would perform services, functions and responsibilities for us. Under the agreement, we paid pH Pharma Co., Ltd $100,000 per month through August 30, 2022 and $15,000 per month from September 1, 2022 through February 28, 2023 based on the estimated value of the level of service to be performed. Additionally, we reimbursed pH Pharma Co., Ltd $3,000 per month in lease payments from the date of the Spin-Off through February 28, 2023. At December 31, 2023 and 2022, the amounts payable to pH Pharma Co., Ltd under this agreement totaled $309,534 and $426,673, respectively, included in accounts payable in the consolidated balance sheets. On January 31, 2024, we and pH Pharma Co., Ltd entered into a settlement agreement, settled the outstanding debt for a one-time payment of $85,000, resulting in a gain on debt extinguishment of $207,967, and terminated the administrative services and facilities agreement.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2023 and 2022.

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

Grant Revenue

Our grant revenues are derived from research programs with the Department of Defense, US Army Medical Research Acquisition Activity for work on a COVID-19 therapeutic.

Grants awarded to us for research and development by government entities are outside the scope of the contracts with customers and contributions guidance. This is because these granting entities are not considered to be customers and are not receiving reciprocal value for their grant support provided to us. These grants provide us with payments for certain types of expenditures in return for research and development activities over a contractually defined period.

We recognize grant revenue based on the reimbursable costs that are incurred due the period, up to pre-approved award limits. The expenses associated with these reimbursements are reflected as a component of research and development expense in the accompanying consolidated statements of operations and comprehensive loss.

Share-based Compensation

We account for stock option awards in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). The estimated grant date fair value of the stock option awards are recognized as compensation expense over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions, such as the value of the underlying common stock, the risk-free interest rate, expected volatility, expected dividend yield, and expected life of the options. Expected volatility is based on the historical volatility of a publicly traded set of peer companies. Our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, we estimate the expected term by using the simplified method, which calculates the expected term as the average of the time-to-vesting and the contractual life of the options. The risk-free interest rate is based on U.S. Treasury, zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant (or modification, as applicable). Equity-based compensation expense is classified in the statements of operations in the same manner in which the award recipients’ payroll costs or service payments are classified. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

Derivative Instruments

We issued warrants to its investors and accounts for warrant instruments as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own stock and whether the holders of the warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification.

The Key Company Stockholder Forward Purchase Liability entered into on April 28, 2022 resulted in us holding a put option on shares to be purchased. The Forward Share Purchase Agreement entered into on October 22, 2022 resulted in us holding a put option on shares to be purchased. The White Lion Purchase Agreement includes an embedded put option and an embedded forward option (see Note 11). Pursuant to ASC 815, these instruments meet the definition of a derivative and accordingly were recognized at fair value and are remeasured at fair value at each period end.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Concentration of Credit Risk

We received 100% of our revenue through a grant from a government organization during the years ended December 31, 2023 and 2022. To date, no receivables have been written off.

Interest Rate Risk

As of December 31, 2023 and 2022, we had a cash balance of $0.4 million and $0.6 million, respectively, all of which were maintained in business checking accounts and money market accounts in the U.S. and South Korea. Our primary exposure to market risk is to interest income volatility, which is affected by changes in the general level of interest rates. As such rates are at a near record low, a 10% change in the market interest rates would not have a material effect on our business, financial condition or results of operations.

Foreign Currency Risk

We conduct our business in U.S. dollars and, thus, are not exposed to financial risks from exchange rate fluctuations between the U.S. dollar and other currencies.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, appear beginning on page F-1 of this Annual Report on Form 10-K for the year ended December 31, 2023.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our internal controls over financial reporting were not effective as of the end of the period covered by this Annual Report on Form 10-K due to material weaknesses as describe herein.

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
o
Accuracy of diluted earnings per share calculation; and
o
Evaluation of third party financial reporting advisors’ capabilities and the monitoring and evaluation of the accuracy and completeness of their work product.
•
The Company experienced difficulties in applying complex accounting principles including:
o
Financial instruments accounted for under ASC 480 and ASC 815-10;
o
Differentiating between contractual liabilities and gain and loss contingencies; and
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

Changes in Internal Control Over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2023 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the fourth quarter of 2023, our directors and/or executive officers (as defined in Section 16 of the Exchange Act) did not adopt or terminate any Rule 10b5-1 trading arrangements (as defined in Item 408(a)(1)(i) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

During the fourth quarter of 2023, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management and Board of Directors

The following table sets forth certain information regarding our directors and executive officers as of July 31, 2024 who are responsible for overseeing the management of our business.

For biographical information concerning the executive officers and directors, see below.

Name	Age	Position
Hoyoung Huh, MD, PhD	54	Class II Director
Stephen LaMond, PharmD, MBA	62	Interim Chief Executive Officer, Chief Operating Officer and Secretary and Class II Director (5)
Timothy Cunningham, MBA, CPA	61	Acting Chief Financial Officer (3)
Divya Patel, CPA	34	Acting Chief Financial Officer (4)
Satyajit Mitra, PhD	50	Executive Director, Head of Oncology
Nevan Charles Elam, JD	56	Class I Director (Lead Independent Director) (1)
James Neal, MS, MBA	69	Class I Director (Lead Independent Director)
David Rosenberg	50	Class III Director (5)
Michael Friedman	46	Class III Director (2) (5)

(1) Resigned effective June 21, 2023.

(2) Appointed effective August 25, 2023.

(3) Resigned effective August 31, 2023.

(4) Appointed effective July 19, 2024.

(5) Resigned as director effective July 19, 2024

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

Divya Patel, CPA, serves as the Corporate Controller of Peak Bio Inc. In this role, she has overall responsibility for the financial reporting activities for Peak Bio Inc. and its global subsidiaries. She has served as controller and treasurer in the private sector for medical device companies including the international brand Tria Beauty. Ms. Patel has over 10 years experience in finance and accounting experience and holds a Certified Public Accountant designation. Ms. Patel has also served as an auditor and international tax manager with accounting firms in Canada, including Canadian national firm MNP LLP. She obtained her Bachelors in Business Administration from Simon Fraser University and also holds a Chartered Professional Accounting Designation in Canada.

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

Michael Friedman, MS, MBA serves as a director on the Board of the Company. Mr. Friedman served as Senior Vice President at Ladenburg Thalmann & Co. Inc. Healthcare Investment Banking where he focused on M&A and capital markets from 2017 to 2023. Mr. Friedman has worked with numerous biotech, pharmaceutical and healthcare services companies for over 15 years and has executed a significant number of M&A, IPO, leveraged finance, and equity follow-on transactions. Previously, Mr. Friedman was an investment banker for Bank of America Merrill Lynch, Jefferies and Baird. He holds an MBA from the University of Chicago, Booth School of Business and he received his BBA from the University of Wisconsin. The Company’s Board of Directors believes Mr. Friedman’s significant experience advising biopharmaceutical companies in M&A and finance qualifies him to serve on our board of directors.

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

Our audit committee consists of James Neal and Michael Friedman, with Mr. Neal serving as the chair of the audit committee. Each of Messrs. Neal and Friedman qualify as independent directors according to the rules and regulations of the SEC with respect to audit committee membership. Mr. Friedman qualifies as our “audit committee financial expert,” as that term is defined in Item 401(h) of Regulation S-K. Our board of directors has adopted a written charter for the Audit Committee, which is available free of charge on our corporate website. The information on our website is not part of this Annual Report on Form 10-K.

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

Our compensation committee consists of James Neal and Michael Friedman, with Mr. Neal serving as the chair of the compensation committee. Each of Messrs. Neal and Friedman qualify as independent directors according to the rules and regulations of the SEC with respect to compensation committee membership. Our board of directors has adopted a written charter for the compensation committee, which is available free of charge on our corporate website. The information on our website is not part of this Annual Report on Form 10-K.

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

Our Nominating Committee consists of James Neal and David Rosenberg, with Mr. Neal serving as the chair of the Nominating Committee. We expect that our board of directors will adopt a written charter for the Nominating Committee, which is available free of charge on our corporate website. The information on our website is not part of this Annual Report on Form 10-K.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we are not aware of any failure of any such person to comply with the requirements of Section 16(a) of the Exchange Act, except for the following which were not filed in a timely manner: one Form 4 filed by Hoyoung Huh.

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our named executive officers who are identified in the 2023 Summary Compensation Table below. This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.

Overview

This section discusses the material components of the executive compensation program for our executive officers who are named in the “2023 Summary Compensation Table” (the “named executive officers”). As an emerging growth company, we comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. Our named executive officers for fiscal year 2023 and 2022 were as follows:

•
Hoyoung Huh, M.D., Ph.D., Director and Founder, Chief Executive Officer of Peak Bio Co., Ltd.;1
•
Stephen LaMond, PharmD, Interim Chief Executive Officer and Chief Operating Officer;
•
Satyajit Mitra, Ph.D., Executive Director, Head of Oncology;
•
David Rosenberg, Former Co-Chief Executive Officer of Ignyte Acquisition Corp.;2 and
•
David Strupp, Jr., Former Co-Chief Executive Officer of Ignyte Acquisition Corp. 3

1	Dr. Huh is the Chief Executive Officer of our principal subsidiary in Korea, Peak Bio Co., Ltd.

2	Mr. Rosenberg was Co-Chief Executive Officer of Ignyte Acquisition Corporation until closing of the Business Combination on November 1, 2022.

3	Mr. Strupp was Co-Chief Executive Officer of Ignyte Acquisition Corporation until closing of the Business Combination on November 1, 2022.

2023 Compensation of Named Executive Officers

Summary Compensation Table

The following table sets forth certain summary information for the years indicated concerning total compensation earned by our named executive officers.

Name and Position	Fiscal Year	Salary ($)(1)		Bonus ($)(2)	Option Awards ($)	All Other Compensation ($)(3)	Total ($)
Hoyoung Huh,	2023	659,000		-	-	-	659,000
Chief Executive Officer Peak Bio Co., Ltd.	2022	1,669,838		-	-	-	1,669,838
Stephen LaMond,	2023	415,000		-	162,944	-	577,944
Interim Chief Executive Officer and Chief Operating Officer	2022	234,167		250,000	193,508	15,000	692,675
Satyajit Mitra,	2023	225,000	-	-	79,144	-	304,144
Executive Director, Head of Oncology	2022	206,232		110,991	93,900	-	411,123
Divya Patel,	2023	100,000		-	-	-	100,000
Controller	2022	20,833		-	-	-	20,833
David Rosenberg,	2023	-		-	-	-	-
Former Co-Chief Executive Officer of Ignyte (4)	2022	-		-	-	-	-
David Strupp, Jr.,	2023	-		-	-	-	-
Former Co-Chief Executive Officer of Ignyte (5)	2022	-		-	-	-	-

(1)

Salary for Dr. Huh includes $631,542 and $1,524,852 of salary earned but not yet paid for the year ended December 31, 2023 and 2022, respectively. Salary for Dr. LaMond, Mr. Mitra and Ms. Patel includes salary earned but not yet paid of $595,834, $204,741 and $41,667, respectively for the year ended December 31, 2023.

(2)	Bonus amounts for 2022 represent success fees for the consummation of Peak Bio’s Business Combination with Ignyte Acquisition Corporation. These fees were earned in 2022, but have not yet been paid.

(3)	All other compensation amounts consist of consultant compensation of $15,000 for Dr. LaMond for 2022.

(4)	Mr. Rosenberg was Co-Chief Executive Officer of Ignyte Acquisition Corporation until closing of the Business Combination on November 1, 2022.

(5)	Mr. Strupp was Co-Chief Executive Officer of Ignyte Acquisition Corporation until closing of the Business Combination on November 1, 2022.

2023 Outstanding Equity Awards at Fiscal Year-End

The following table presents, for each of our named executive officers, information regarding outstanding stock options as of December 31, 2023.

		Number of Securities Underlying Unexercised Options
Name	Grant Date	Exercisable	Unexercisable	Option Exercise Price	Option Expiration Date
Hoyoung Huh,
Chief Executive Officer Peak Bio Co., Ltd.
Stephen LaMond,
Interim Chief Executive Officer and
Chief Operating Officer	January 26, 2022	-	65,265	$8.05	January 26, 2029
Satyajit Mitra,
Executive Director, Head of Oncology
	June 11, 2019	18,647		$6.10	June 11, 2026
	January 26, 2022		31,700	$8.05	January 26, 2029
Divya Patel,
Controller
David Rosenberg,
Former Co-Chief Executive Officer of Ignyte
David Strupp, Jr.,
Former Co-Chief Executive Officer of Ignyte

(1)	Stock options in Peak Bio Co., Ltd. were converted to stock options in Peak Bio, Inc. (f/k/a Ignyte Acquisition Corp.) at the Exchange Ratio set forth in the Business Combination Agreement.

Equity Compensation

We will, from time-to-time, grant equity awards to our named executive officers, which are generally subject to vesting based on each named executive officer’s continued service. Each of our named executive officers currently holds outstanding options to purchase shares of common stock that were granted under Peak Bio Co., Ltd.’s form of stock option agreements issued in accordance with Korean law. Information on our named executive officer’s equity awards is set forth in the table above titled “2023 Outstanding Equity Awards at Fiscal Year-End.”

Director Compensation

For fiscal years 2023 and 2022, we did not provide director compensation to our non-employee directors. However, all of our non-employee directors are reimbursed for their reasonable out-of-pocket expenses related to their services as a member of our board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us regarding the beneficial ownership of our Common Stock as of December 31, 2023, after giving effect to the Closing, by:

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

The beneficial ownership percentages set forth in the table below are based on 23,124,888 shares of Common Stock issued and outstanding as of December 31, 2023 and do not take into account the issuance of any shares of Common Stock upon the exercise of warrants or stock options.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned common stock.

Name of Beneficial Owners(1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
5% Stockholders:
SBI Investment KOREA Co., Ltd. (7)	3,621,489	15.7%

Executive Officers and Directors:
Hoyoung Huh(2)	8,710,682	37.7%
Stephen LaMond	19,850	0.1%
Timothy Cunningham	—	—
Satyajit Mitra(3)	18,647	*
James Neal	—	—
David I. Rosenberg(4)	1,117,755	4.8%
Michael Friedman	18,692	0.1%
All directors and executive officers as a group (7 individuals)	9,885,626	42.7%

*	Indicates less than 1 percent

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Peak Bio, Inc., 4900 Hopyard Road, Pleasanton, CA 94588.

(2)

Includes 8,337,742 shares of Common Stock held by Hoyoung Huh and 372,940 shares of Common Stock held by Hannol Ventures LLC of which Mr. Huh is the sole member and who has voting and dispositive power over such shares.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See (i) Note 6 – Related Party Transactions and Shared Service Costs, Note 10– Debt and Note 14 – Subsequent Events of the notes accompanying our audited financial statements for the fiscal year ended December 31, 2023 and (ii) “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Recent Developments” included elsewhere in this Annual Report on Form 10-K.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, the Company’s independent registered public accounting firm.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our financial statements included in this Annual Report on Form 10-K, and review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by our independent registered public accounting firm, in connection with regulatory filings and public offerings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for each of the fiscal years ended December 31, 2023 and 2022 totaled $310,000 and $883,291. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards during the years ended December 31, 2023 and 2022.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2023 and 2023.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2023 and 2022.

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

2.2***

Agreement and Plan of Merger, dated as of March 4,2024, by and among Akari Therapeutics, Plc, Peak Bio, Inc. and Pegasus Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2024).

3.1

Second Amended and Restated Certificate of Incorporation of Peak Bio, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2022).

3.2	Amended and Restated Bylaws of Peak Bio, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2022).
3.3	Amendment to the Amended and Restated Bylaws of Peak Bio, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2024).
4.1	Form of Warrant Certificate of the Company (incorporated by reference to Exhibit 4.1 to of the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2022).
4.2

Form of Amended and Restated Warrant Agreement, dated as of October 31, 2022, by and between Ignyte Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).

4.3*	Description of Securities
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

10.5	Warrant, dated April 28, 2023, issued to Paulson Investment Company, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).
10.6

Second Amendment to Common Stock Purchase Agreement, dated as of August 14, 2023, by and between Peak Bio, Inc. and White Lion Capital LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2023).

10.7

Form of Convertible Note Subscription Agreement, dated December 18, 2023, by and between Peak Bio, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2023).

10.8	Form of Convertible Note (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2023).
10.9

Form of Senior Secured Promissory Note, dated January 23, 2024, by and between Peak Bio, Inc. and the Hoyoung Huh (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2024).

10.10

Form of Security Agreement, dated January 23, 2024, by and among Peak Bio, Inc., Peak Bio Co., Ltd. Inc., Peak Bio CA, Inc. and Hoyoung Huh (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2024).

10.11

Form of Voting and Support Agreement, dated as of March 4, 2024, by and among Akari, and certain stockholders of Peak Bio (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2024).

10.12

Form of Voting and Support Agreement, dated as of March 4, 2024, by and among Peak Bio and certain shareholders of Akari (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2024).

10.13	Form of Convertible Note (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2024).
10.14	Form of Convertible Note (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2024).

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1 (File No. 333-268801).
24.1*	Power of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAK BIO, INC.

Date: August 5, 2024	By:	/s/ Stephen LaMond
Stephen LaMond
Interim Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2024	By:	/s/ Divya Patel
Divya Patel
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen LaMond and Divya Patel and each or any one of them, their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen LaMond	Interim Chief Executive Officer	August 5, 2024
Stephen LaMond	(principal executive officer)

/s/ Divya Patel	Acting Chief Financial Officer	August 5, 2024
Divya Patel	(principal financial and accounting officer)

/s/ Hoyoung Huh	Director	August 5, 2024
Hoyoung Huh

/s/ James Neal	Director	August 5, 2024
James Neal

PEAK BIO

Consolidated Financial Statements

As of and for the Years Ended December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Peak Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Peak Bio Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, deficit and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a working capital deficiency, an accumulated deficit and negative cash flows in operating activities. The Company needs to raise additional capital to meet its obligations, fund operations and continue developing its product candidates. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, NY

August 5, 2024

PEAK BIO

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
Assets
Current assets
Cash	$381,649	$654,892
Derivative asset	—	13,000
Prepaid expenses and other current assets	1,992,458	2,562,901
Total current assets	2,374,107	3,230,793
Property and equipment, net	153,108	376,648
Restricted cash	60,000	239,699
Operating lease right-of-use asset	—	3,681,072
Other noncurrent assets	9,200	1,500
Total assets	$2,596,415	$7,529,712
Liabilities and deficit
Current liabilities
Accounts payable	$5,862,435	$3,618,026
Accrued expenses	3,576,768	2,038,291
Operating lease liability, current	4,439,235	720,577
Insurance financing note	631,993	921,576
Derivative liability	361,704	166,000
Promissory note	350,000	—
Convertible notes	2,872,131	1,374,698
Convertible notes, related party	1,527,078	—
Related party loans	901,370	1,961,953
Total current liabilities	20,522,714	10,801,121
Operating lease liability, net of current portion	—	3,507,268
Warrant liability	—	525,000
Other noncurrent liabilities	230,650	790,800
Total liabilities	20,753,364	15,624,189
Commitments and contingencies (Note 8)
Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value of $0.0001 per share; 60,000,000 shares authorized; 23,124,888 shares issued and outstanding as of December 31, 2023 and 21,713,248 shares issued and 19,782,747 issued and outstanding as of December 31, 2022	2,312	1,978
Additional paid-in capital	19,918,594	17,219,593
Accumulated deficit	(38,171,483)	(25,345,566)
Accumulated other comprehensive income	93,628	29,518
Total stockholders' deficit	(18,156,949)	(8,094,477)
Total liabilities and deficit	$2,596,415	$7,529,712

See accompanying notes to consolidated financial statements.

PEAK BIO

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2023	2022
Revenue
Grant revenue	$367,877	$607,681
Total revenue	367,877	607,681
Operating expenses
Research and development	1,627,389	3,924,253
General and administrative	8,292,072	8,531,276
Impairment loss on operating right-of-use asset	3,513,999	—
Total operating expenses	13,433,460	12,455,529
Operating loss	(13,065,583)	(11,847,848)
Other income (expense)
Interest income	43	2,114
Interest expense	(2,728,101)	(47,958)
Change in fair value of convertible notes	—	(1,186,800)
Change in fair value of warrant liability	2,100,123	(75,000)
Change in fair value of derivative liability	837,146	92,110
Other income	45,945	367,738
Loss on extinguishment of debt	(15,490)	(467,073)
Total other income (expense), net	239,666	(1,314,869)
Loss before income tax expense	(12,825,917)	(13,162,717)
Income tax benefit	—	74,000
Net loss	$(12,825,917)	$(13,088,717)
Other comprehensive income (loss):
Foreign currency translation	64,110	(58,925)
Total comprehensive loss	$(12,761,807)	$(13,147,642)
Basic and diluted weighted average shares outstanding	21,175,668	17,711,842
Basic and diluted net loss per share	$(0.61)	$(0.74)

See accompanying notes to consolidated financial statements.

PEAK BIO

CONSOLIDATED STATEMENTS OF DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2021	17,162,742	$1,716	$6,428,837	$88,443	$(8,454,264)	$(1,935,268)
Capital contribution from pH Pharma Ltd .	—	—	1,363,974	—	—	1,363,974
Issuance of common stock	132,302	13	1,152,150	—	—	1,152,163
Business Combination with Ignyte, net of transaction costs (Note 1)	2,234,363	224	127,937	—	—	128,161
Issuance of PIPE Shares (Notes 1 and 11)	402,500	40	4,024,960	—	—	4,025,000
Issuance of common stock in settlement of 2022 Pre-Business Combination Convertible Notes and the Director Loan	176,579	18	3,419,694	—	—	3,419,712
Issuance of common stock under White Lion Purchase Agreement	50,200	5	249,995	—	—	250,000
Repurchase and retirement of share under Forward Share Purchase Agreement	(375,939)	(38)	—	—	(3,802,585)	(3,802,623)
Share-based compensation	—	—	452,046	—	—	452,046
Foreign currency translation	—	—	—	(58,925)		(58,925)
Net loss	—	—	—	—	(13,088,717)	(13,088,717)
Balance, December 31, 2022	19,782,747	$1,978	$17,219,593	$29,518	$(25,345,566)	$(8,094,477)
Issuance of common stock under White Lion Purchase Agreement as a financing fee	412,763	41	249,959	—	—	250,000
Issuance of common stock under White Lion Purchase Agreement	729,000	73	105,244	—	—	105,317
Issuance of common stock upon exercise of April 2023 Convertible Note Warrants	1,708,333	171	1,786,397	—	—	1,786,568
Issuance of common stock upon exercise of PIPE Warrants	492,045	49	4,871	—	—	4,920
Reclassification of April 2023 Convertible Note Warrants from Liability to Equity	—	—	65,469	—	—	65,469
Capital Contribution from Extinguishment of Ignyte Sponsor Promissory Note	—	—	211,643	—	—	211,643
Share-based compensation	—	—	275,418	—	—	275,418
Foreign currency translation	—	—	—	64,110	—	64,110
Net loss	—	—	—	—	(12,825,917)	(12,825,917)
Balance, December 31, 2023	23,124,888	$2,312	$19,918,594	$93,628	$(38,171,483)	$(18,156,949)

See accompanying notes to consolidated financial statements.

PEAK BIO

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(12,825,917)	$(13,088,717)
Adjustment to reconcile net loss to net cash used in operating activities
Share-based compensation	275,418	560,060
Depreciation	144,045	151,873
Impairment loss on operating right-of-use-asset	3,513,999	—
Loss on disposal of equipment	79,495	—
Loss on extinguishment of debt	15,490	467,073
Amortization of right-of-use lease asset	167,073	634,611
Issuance of shares for financing fee	250,000	250,000
Change in fair value of convertible notes payable	—	1,186,800
Change in fair value of warrant liability	(2,100,123)	75,000
Change in fair value of derivative liability	(837,146)	(92,110)
Accretion of discount on convertible notes payable	2,511,296	—
Accretion of the operating lease liability	388,501	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	569,403	(698,741)
Other noncurrent assets	(7,700)	—
Accounts payable	2,234,921	816,037
Accrued expenses and other current liabilities	1,600,486	1,771,097
Operating lease liability	(177,111)	(87,838)
Other noncurrent liabilities	(560,150)	569,230
Net cash used in operating activities	(4,758,020)	(7,485,625)
Cash flows from investing activities
Purchase of property and equipment	—	(142,249)
Net cash used in investing activities	—	(142,249)
Cash flows from financing activities
Proceeds from issuance of common shares	105,317	5,177,163
Proceeds from exercise of warrants	1,029,920	—
Proceeds from issuance of April 2023 Convertible Notes, net of debt issuance costs	2,069,231	—
Proceeds from issuance of December 2023 Convertible Notes, net of debt issuance costs	1,416,400	—
Repayment of Insurance Financing Note	(921,576)	—
Proceeds from Insurance Financing Note	631,993	—
Repayment of Promissory Note	(300,000)	—
Proceeds from completion of Ignyte business combination	—	3,910,375
Settlement of Forward Share Purchase Agreement	—	(3,802,623)
Proceeds from net shareholder contributions	—	1,250,298
Proceeds from 2022 Pre-Business Combination Convertible Notes	—	1,250,000
Proceeds from Director Loans	—	500,000
Proceeds from (repayment of) Founder Loans	250,000	(150,000)
Net cash provided by financing activities	4,281,285	8,135,213
Net (decrease) increase in cash	(476,735)	507,339
Effect of exchange rate changes on cash	23,793	(55,225)
Cash and restricted cash, beginning of year	894,591	442,477
Cash and restricted cash, end of year	$441,649	$894,591
Components of cash, cash equivalents and restricted cash
Cash	381,649	654,892
Restricted cash	60,000	239,699
Total cash, cash equivalents and restricted cash	441,649	894,591
Supplemental disclosures of non-cash financing activities:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$8,844
Non-cash investing and financing activities:
Exchange of related party loans for convertible notes, related party	$1,130,775	$—
Fair value of warrants exercised and reclassified to additional paid in capital	$761,568	$—
Fair value of warrants reclassified to additional paid in capital	$65,469	$—
Capital Contribution from Extinguishment of Ignyte Sponsor Promissory Note	$211,643	$—
Purchase of property and equipment included in accounts payable	$—	$33,060
Warrant liability assumed in Business Combination	$—	$450,000
Related party loans assumed in Business Combination	$—	$211,953
Convertible notes payable and derivative liability assumed in Business Combination	$—	$1,512,500
Related party loan entered into for settlement of accrued expenses	$—	$400,000
Shares issued for settlement of related party loan and accrued interest	$—	$502,740
Financing received for annual insurance policy	$—	$921,576
Shares issued for settlement of convertible notes payable and accrued interest	$—	$1,263,099
Operating lease liabilities arising from obtaining right-of-use assets	$—	$4,189,492

See accompanying notes to consolidated financial statements.

PEAK BIO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Description of the Business

Peak Bio, Inc., together with its fully-owned subsidiaries, Peak Bio Co. Ltd (“Peak Bio Ltd”) and Peak Bio CA, Inc. (the “Company” or “Peak Bio”), is a clinical-stage biotechnology company focused on discovering, developing and delivering innovative therapies for multiple therapeutic areas. The Company has established a portfolio of potential therapies focused on cancer and immunological diseases. The Company’s pipeline includes the PH-1 ADC Platform for oncology, PHP-303 program for genetic disease, liver disease and inflammation, specifically for Alpha-1 antitrypsin deficiency (AATD) and acute respiratory distress syndrome (ARDS) including COVID-19. Prior to March 1, 2022 (see below), the Company operated as pH Pharma Ltd, a Korean company.

Spin-Off

On March 1, 2022, pH Pharma Ltd completed the spin-off of certain assets and liabilities into a newly formed entity, pH Pharma Co., Ltd, except for the assets and liabilities related to PHP-303 and PH-1 ADC Platform programs, and changed its name to Peak Bio Co., Ltd. (the “Spin-Off”). The Spin-Off resulted in Peak Bio Co., Ltd. retaining 17,162,742 shares of common stock, which has been retroactively presented as of the beginning of the earliest period presented.

Ignyte Acquisition Corp (Ignyte)

On November 1, 2022 (the “Closing Date”), the Company completed the transactions contemplated by the certain business combination agreement, dated as of April 28, 2022 (the “Business Combination Agreement”), by and among Ignyte Acquisition Corp. (“Ignyte”), a public company, Ignyte Korea Co., Ltd., a corporation organized under the laws of the Republic of Korea (“Korean Sub”), and Peak Bio Co., Ltd (“Ignyte Business Combination”). At the closing of the Ignyte Business Combination, the stockholders of Peak Bio Ltd transferred their common stock shares to Korean Sub in exchange for shares of Ignyte common stock held by Korean Sub, which Korean Sub received in exchange for the shares of Peak Bio Ltd common stock from Ignyte (the “Share Swap”). Upon consummation of the Share Swap, Peak Bio Ltd became a direct wholly owned subsidiary of Ignyte. At the Closing Date, Ignyte changed its name to “Peak Bio, Inc.”

At the Closing Date, each common stock share of Peak Bio Ltd was converted into 2.0719 Ignyte common stock shares (the "Ignyte Exchange Ratio"). Each option of Peak Bio Ltd that was outstanding and unexercised immediately prior to the Ignyte Business Combination was assumed by Ignyte and converted into an option to acquire shares of common stock of Ignyte, as adjusted for the Ignyte Exchange Ratio.

At the Closing Date, a purchaser (the “Original Subscriber”) purchased from the Company an aggregate of 50,000 shares of the Company’s common stock (the “Original PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $500,000, pursuant to a subscription agreement entered into effective as of April 28, 2020 (the “Original Subscription Agreement”).

At the Closing Date, certain additional purchasers (each, a “New Subscriber”) purchased from the Company an aggregate of (i) 302,500 shares of the Company’s common stock (the “New PIPE Shares”) and (ii) 281,325 warrants (the “PIPE Financing Warrants”) to purchase shares of Ignyte common stock, at an exercise price of $0.01 per share, for a purchase price of $10.00 per share for an aggregate purchase price of $3,025,000, pursuant to separate subscription agreements entered into effective as of October 31, 2022 (each a “New Subscription Agreement”).

Finally, at the Closing Date, certain Peak Bio Ltd.’s lenders received from the Company an aggregate of (i) 176,579 shares of Ignyte common stock and (ii) 164,220 warrants (together with the PIPE Financing Warrants, the “PIPE Warrants”) to purchase shares of Ignyte common stock, at an exercise price of $0.01 per share, in settlement of the 2022 Pre-Business Combination Promissory Notes and the loan from a director nominee (see Note 10).The PIPE Warrants were on substantially same terms as the Public Warrants (as described in Note 11), except that the PIPE Warrants were not redeemable, and were exercisable for one year with an expiration date of November 1, 2023. The PIPE warrants were exercised on November 1, 2023 (see Note 11).

Akari Merger Agreement

On March 4, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Akari Therapeutics, Plc, a public company limited by shares incorporated in England and Wales (“Akari”), and Pegasus Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Akari (“Merger Sub”), pursuant to which, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Akari.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of the Company’s Common Stock will be converted into the right to receive Akari American Depositary Shares (“Akari ADSs”) representing a number of Akari ordinary shares, par value $0.0001 per share (the “Akari Ordinary Shares”), equal to an exchange ratio calculated in accordance with the Merger Agreement (the “Exchange Ratio”), each such share duly and validly issued against the deposit of the requisite number of Akari Ordinary Shares in accordance with the Deposit Agreement (as defined in the Merger Agreement). The Exchange Ratio will be calculated such that the total number of shares of Akari ADSs to be issued as merger consideration for the Company’s Common Stock will be expected to be, upon issuance, approximately 50% of the outstanding shares of Akari ADSs (provided, certain adjustments to this ratio will be made in respect of the net cash, as determined in accordance with the Merger Agreement, of each of Peak Bio and Akari at the close of business one business day prior to the anticipated consummation of the Merger).

At the Effective Time, each warrant and option to purchase capital stock of the Company (“Peak Warrant”) outstanding immediately prior to the Effective Time will be exchanged for a warrant or option to purchase a number of Akari ordinary shares or Akari ADSs, as determined by Akari, based on the Exchange Ratio.

To date, the Akari merger has not been consummated.

Voting Agreements

Concurrently with the Merger Agreement, the Company and Akari entered into voting and support agreements (the “Voting Agreements”) with certain stockholders of the Company (the “Peak Stockholders”) and certain shareholders of Akari (the “Akari Shareholders” and, together with the Peak Stockholders, the “Supporting Holders”). The Supporting Holders have agreed to, among other things, vote their shares in favor of the Merger Agreement and the Merger or the issuance of Akari Ordinary Shares in connection therewith, as applicable, in accordance with the recommendation of the respective boards of directors of Peak Bio and Akari.

Risks and Uncertainties

The Company is subject to a number of risks similar to other companies in its industry, including competition from larger pharmaceutical and biotechnology companies, delays in research and development activities due to lack of financial resources and dependence on key personnel.

Results of operations may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, and geopolitical instability, such as the military conflicts in Ukraine and the Israel-Hamas war. While the Company has not been impacted by the abovementioned risks and uncertainties to date, the Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business.

Going Concern

The Company incurred significant net losses since inception, including net losses of $12.8 million and $13.1 million for the years ended December 31, 2023 and 2022, respectively. Since the beginning of 2024, the Company raised aggregate gross proceeds of approximately $0.7 million from the continued issuances of December 2023 Convertible Notes (see Note 10), $0.75 million from the issuance of secured note (see Note 15) and $3.5 million from the issuance of May 2024 Convertible Notes (see Note 15). The Company expects to incur significant expenses and operating losses for the foreseeable future as it continues its efforts to identify product candidates and seek regulatory approvals within its portfolio.

The Company will need additional financing to fund its ongoing activities and to close the Merger with Akari. The Company may raise this additional funding through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions and funding under government contracts.

On November 1, 2022, the Company received written notice (the “Notice”) from the Staff of the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) stating that the Staff determined that the Company had not complied with the listing requirements because (i) the Company had not demonstrated that its common stock complied with the minimum 1,000,000 unrestricted publicly held shares requirement. The Company requested, and received, a hearing with the Hearings Panel (the “Panel”) on December 8, 2022 to appeal Nasdaq’s determination, which request stayed the suspension of the Company’s common stock and warrants and the filing by Nasdaq of a Form 25-NSE pending the Panel’s decision.

On January 6, 2023, the Company received the determination letter (the “Determination Letter”) from the Panel to delist the Company’s common stock and warrants from Nasdaq. Nasdaq suspended trading in Company’s common stock and warrants effective at the open of business on January 10, 2023. Upon suspension from Nasdaq, the Company’s securities began trading on the OTC Markets’ “OTC Pink Market” tier.

The Company may be unable to raise additional funds or enter into other arrangements when needed on favorable terms, or at all. There can be no assurances that other sources of financing will be available. Due to these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include but are not limited to fair value of the Company's stock, stock-based compensation expense, warrant liability, derivative liability, and discount rates used to establish operating lease liability. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Basis of Presentation Prior to Spin-Off

The financial results prior to the Spin-Off, were extracted from the accounting records of pH Pharma Ltd. on a carve-out basis. The historical results of operations, financial position, and cash flows may not be indicative of what such results of operations, financial position, and cash flows would have been had the Company been a separate standalone entity, nor are they indicative of what the results of operations, financial position and cash flows may be in the future.

The carve-out financial position and results reflect assets, liabilities, revenue, and expenses that are directly attributable to the Company, including the assets, liabilities, revenue and expenses of the PHP-303 and PH-1 ADC Platform programs. The majority of the Company’s operating expenses related to research and development (“R&D”). R&D expenses directly related to the Company were entirely attributed to the Company in the carve-out consolidated financial statements. R&D salaries, wages and benefits were allocated to the Company using methodologies based on the proportionate share of R&D expenses for the PHP-303 and PH-1 ADC Platform programs compared to the R&D expenses for pH Pharma Ltd as a whole prior to the Spin-Off. The Company was also receiving services and support from other functions of pH Pharma Ltd. The Company’s operations were dependent upon the ability of these other functions to provide these services and support. The costs associated with these services and support were allocated to the Company using methodologies based on the proportionate share of R&D expenses for the PHP-303 and PH-1 ADC Platform programs compared to the total R&D expenses and certain administrative expenses for pH Pharma Ltd as a whole. These allocated costs were primarily related to corporate administrative expenses, non-R&D employee related costs, including salaries and other benefits, for corporate and shared employees, and other expenses for shared assets for the following functional groups: information technology, legal, accounting and finance, human resources, facilities, and other corporate and infrastructural services. These allocated costs were primarily recorded as R&D expenses and general and administrative (“G&A”) expenses in the statements of operations and comprehensive loss.

The assets and liabilities excluded from the accompanying carve-out consolidated financial statements consist of:

•
Cash provided by pH Pharma Ltd to fund operations. pH Pharma Ltd used a centralized approach to cash management and financing of its operations. Accordingly, only the cash and restricted cash residing in pH Pharma, Inc., a 100% owned U.S. subsidiary of pH Pharma Ltd, has been reflected in the carve-out consolidated financial statements.

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

The following activity was extracted from the accounting records of pH Pharma Ltd. on a carve-out basis for the period from January 1, 2022 to March 1, 2022:

Year Ended December 31,
2022
Corporate allocations
Research and development	$482,160
Selling, general and administrative	72,345
Accounts payable and general financing activities	809,469
Net increase in contributions from member	$1,363,974

Accounting for Ignyte Business Combination

The Ignyte Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Ignyte is treated as the “acquired” company and Peak Bio Ltd is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Peak Bio Ltd issuing stock for the net assets of Ignyte, accompanied by a recapitalization. The net assets of Ignyte were stated at historical cost, with no goodwill or other intangible assets recorded. Peak Bio Ltd was determined to be the accounting acquirer based on the following predominant factors:

•
Peak Bio’s shareholders have the largest portion of voting rights in the Company;
•
the Board and Management are primarily composed of individuals associated with Peak Bio;
•
the operations of Peak Bio comprise the ongoing operations of the Company.

The consolidated assets, liabilities and results of operations prior to the Ignyte Business Combination are those of Peak Bio Ltd. At the closing date, and subject to the terms and conditions of the Business Combination Agreement, each share of Peak Bio Ltd.'s common stock, par value $0.0001 per share, was converted into Ignyte common stock equal to 2.0719 (the "Exchange Ratio"). The shares and corresponding capital amounts and losses per share prior to the Business Combination have been retroactively restated to reflect the effect of the conversion based on the Exchange Ratio.

The following table details the number of outstanding shares of common stock of the combined Company immediately following the consummation of the Ignyte Business Combination:

Shares
Common stock redeemable and outstanding prior to business combination on September 30, 2022	5,750,000
Less: redemption of Ignyte shares	(5,159,287)
Common stock of Ignyte	590,713
Ignyte founder shares	1,537,500
Shares issued for services and debt settlement	106,150
Total Ignyte shares	2,234,363
Peak Bio shareholders	17,295,044
Total shares of common stock immediately after business combination on November 1, 2022	19,529,407

The following table provided the detail of the proceeds from completion of Ignyte business combination in the consolidated statement of cash flows for the year ended December 31, 2022:

Recapitalization
Cash - Ignyte trust and cash, net of redemptions and PIPE proceeds	$13,766
Plus: restricted cash - Forward Share Purchase Agreement	4,551,750
Less: cash transaction costs allocated to the Company's equity	(655,141)
Total	$3,910,375

The following table reconciles the elements of the Business Combination to the consolidated statement of changes in stockholders' deficit for the year ended December 31, 2022:

Recapitalization
Cash - Ignyte trust and cash, net of redemptions and PIPE proceeds	$13,766
Plus: restricted cash - Forward Share Purchase Agreement	4,551,750
Less: fair value of private warrants	(450,000)
Less: derivative liability on Forward Share Purchase Agreement	(80,110)
Less: transaction costs allocated to the Company's equity	(3,907,245)
Total	$128,161

The following table details the allocated assets acquired and liabilities assumed from Ignyte at the Closing Date:

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

Segment Information

Operating and reportable segments (referred to as “segments”) reflect the way the Company is managed and for which separate financial information is available and evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. Our chief executive officer, who is our CODM, views the Company’s operations and manages its business in one operating segment, focused on the discovery and development of innovative therapies for multiple therapeutic areas.

Fair Value Measurements

The Company records certain liability balances under the fair value measurements as defined by the FASB guidance. Current FASB fair value guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, current FASB guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions that market participants would use in pricing assets or liabilities (unobservable inputs classified within Level 3 of the hierarchy).

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

Restricted Cash

Restricted cash included $60,000, as of December 31, 2023 and 2022, in a restricted bank account established to secure the Company’s credit cards.

Restricted cash included approximately $177,000, as of December 31, 2022, deposited to secure a letter of credit in the same amount, established in lieu of a lease deposit for the Palo Alto Lease (Note 7). This secured lease deposit was applied against unpaid lease payments due during the year ended December 31, 2023.

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

Concentration of credit risk

The Company maintains its cash balances in the form of business checking accounts and money market accounts in the U.S., the balances of which, at times, may exceed federally insured limits. The Federal Deposit Insurance Corporation (“FDIC”) insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. Exposure to credit risk is reduced by placing such deposits in high credit quality federally insured financial institutions. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the years ended December 31, 2023 and 2022.

Prepaid expenses and Other Current Assets

Prepaid expenses and other current assets includes other receivables. Other receivables are presented net of an allowance for credit losses, which is an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its counter parties and monitors economic conditions to identify facts and circumstances that may indicate its receivables are at risk of collection.

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

Impairment of Long-lived Assets

Long-lived assets consist primarily of property and equipment, and operating right-of-use assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. The Company recognized an impairment loss on its operating right-of-use assets, totaling $3,513,999 during the year ended December 31, 2023 (see Note 7). No impairment losses were recognized during the year ended December 31, 2022.

Derivative Instruments

The Company issued warrants to its investors and accounts for warrant instruments as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification.

The Key Company Stockholder Forward Purchase Liability entered into on April 28, 2022 resulted in the Company holding a put option on shares to be purchased. The Forward Share Purchase Agreement entered into on October 22, 2022 resulted in the Company holding a put option on shares to be purchased. The White Lion Purchase Agreement includes an embedded put option and an embedded forward option (see Note 11). Pursuant to ASC 815, these instruments meet the definition of a derivative and accordingly were recognized at fair value and are remeasured at fair value at each period end.

Grant Revenue

The Company’s grant revenues are derived from research programs with the Department of Defense, US Army Medical Research Acquisition Activity for work on a COVID-19 therapeutic.

Grants awarded to the Company for research and development by government entities are outside the scope of the contracts with customers and contributions guidance. This is because these granting entities are not considered to be customers and are not receiving reciprocal value for their grant support provided to the Company. These grants provide the Company with payments for certain types of expenditures in return for research and development activities over a contractually defined period.

The Company recognizes grant revenue based on the reimbursable costs that are incurred due the period, up to pre-approved award limits. The expenses associated with these reimbursements are reflected as a component of research and development expense in the accompanying consolidated statements of operations and comprehensive loss. For the years ended December 31, 2023 and 2022, the Company recognized grant revenue of approximately $0.4 million and $0.6 million, respectively.

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

Share-based Compensation

The Company accounts for stock option awards in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). The estimated grant date fair value of the stock option awards are recognized as compensation expense over the requisite service period of the awards (usually the vesting period) on a straight-line basis The Company estimates the fair value of each stock-based award on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions, such as the value of the underlying common stock, the risk-free interest rate, expected volatility, expected dividend yield, and expected life of the options. Expected volatility is based on the historical volatility of a publicly traded set of peer companies. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method, which calculates the expected term as the average of the time-to-vesting and the contractual life of the options. The risk-free interest rate is based on U.S. Treasury, zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant (or modification, as applicable). Equity-based compensation expense is classified in the statements of operations in the same manner in which the award recipients’ payroll costs or service payments are classified. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

The following weighted average assumptions were used in determining the fair value of stock options modified during the year ended December 31, 2023:

Year Ended December 31,
2023
Expected volatility	79.3%
Risk-free interest rate	4.66%
Expected term (in years)	1.0
Expected dividend yield	0%

The following weighted average assumptions were used in determining the fair value of stock options during the year ended December 31, 2022:

Year Ended December 31,
2022
Expected volatility	75.1%
Risk-free interest rate	1.81%
Expected term (in years)	7.0
Expected dividend yield	0%

Other Income

Other income consists primarily of funds related to shared research evaluation costs and employee retention tax credits received during the year ended December 31, 2023 and 2022.

Net Loss Per Share

The Company computes basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities.

The Company computes diluted net loss per share after giving consideration to all potentially dilutive common shares resulting from the exercise of options and warrants and the conversion of convertible notes, outstanding during the period determined using the treasury-stock and if-converted methods, as applicable, except where the effect of including such securities would be antidilutive.

The December 2023 Convertible Notes (see Note 10) are contingently convertible notes and are not included for purposes of calculating the number of diluted shares outstanding as the number of dilutive shares is based on a non-market based conversion contingency that had not been met, and the contingency was not resolved, in the reporting periods presented herein.

For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive.

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	December 31,
	2023	2022
Common stock options	1,698,754	1,750,967
Common stock warrants	9,419,352	5,867,045
April 2023 Convertible Notes convertible into common stock	5,493,515	—

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

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Company has elected to treat interest and penalties related to income taxes, to the extent they arise, as a component of income taxes.

The Company recognizes the tax benefits of uncertain tax positions only when the positions are “more likely than not” to be sustained assuming examination by tax authorities and determined to be attributed to the Company. The determination of attribution, if any, applies for each jurisdiction where the Company is subject to income taxes on the basis of laws and regulations of the jurisdiction. The application of laws and regulations is subject to legal and factual interpretation, judgment, and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. Therefore, the actual liability of the various jurisdictions may be materially different from management’s estimate. As of December 31, 2023, and 2022 the Company has not recorded any amounts related to uncertain tax positions. The Company has no accruals for interest or penalties related to income tax matters. Tax years subsequent to 2020 remain open to examination by federal and state tax authorities.

Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases (“ASC 842”). The Company determines the initial classification and measurement of its right-of-use assets and lease liabilities at the lease commencement date and, if modified, on the date of modification. The lease term includes any renewal options and termination options that the Company is reasonably certain to exercise. The present value of lease payments is determined by using the incremental borrowing rate determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment.

Rent expense is recognized on a straight-line basis, over the reasonably assured lease term based on total lease payments and is included in operating expenses in the consolidated statements of operations and comprehensive loss.

The Company has elected the practical expedient to not separate lease and non-lease components. The Company has also elected not to record on the consolidated balance sheets a lease for which the term is 12 months or less and does not include a purchase option that the Company is reasonably certain to exercise.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2016-13. The guidance is effective for fiscal years beginning after December 15, 2022. The adoption of ASU No. 2016-13 on January 1, 2023 did not have a material effect on the Company's consolidated financial statements.

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies the accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for such exception and simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 on January 1, 2024 and the adoption did not have a material effect on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for all public entities for fiscal years beginning after December 15, 2024. Early adoption is permitted and should be applied either prospectively or retrospectively. The Company plans to adopt ASU 2023-09 and related updates on January 1, 2025. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This ASU modified the disclosure and presentation requirements primarily through enhanced disclosures of significant segment expenses and clarified that single reportable segment entities must apply Topic 280 in its entirety. This guidance is effective for the Company for the year beginning January 1, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statement. The Company adopted ASU 2023-07 on January 1, 2024 and the adoption did not have a material effect on the Company’s consolidated financial statements.

3.
Assets

Prepaid and other current assets

Prepaid and other current assets consist of the following:

	December 31,
	2023	2022
Prepaid expenses	$1,917,266	$2,317,925
Other receivables	75,192	244,976
Prepaid and other current assets	$1,992,458	$2,562,901

Property and Equipment

Property and equipment consist of the following:

	December 31,
	2023	2022
Lab equipment	$682,209	$682,209
Leasehold improvements	41,578	41,578
Computer and office equipment	25,380	120,774
Computer software	3,725	3,725
Gross property and equipment	$752,892	$848,286
Less: accumulated depreciation	(599,784)	(471,638)
Net property and equipment	$153,108	$376,648

Depreciation expense was $144,045 and $151,873 for the years ended December 31, 2023 and 2022, respectively.

4.
Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2023	2022
Professional Fees	$43,552	$608,846
Accrued compensation	3,322,454	1,364,142
Other	210,762	65,303
Total accrued expenses	$3,576,768	$2,038,291

During the year ended December 31, 2023, the Company recorded a liability of $3,038,399 for unpaid compensation due to current and former directors and officers, of which $2,807,749 is included in accrued expenses and $230,650 is included in other noncurrent liabilities.

During the year ended December 31, 2022, the Company recorded a liability of $1,885,843 for unpaid compensation due to current and former directors and officers, of which $1,095,043 is included in accrued expenses and $790,800 is included in other noncurrent liabilities.

Other noncurrent liabilities of $790,800, as noted above, solely related to the founder and director's employment contract dated January 2022 for forwent salary that is repayable over four years. Amounts repayable within one year are classified as accrued expenses and amounts repayable in more than one year are recognized as noncurrent liabilities. During the year ended December 31, 2023, $560,150 was reclassified from other noncurrent liabilities to accrued expenses.

5.
Share-Based Compensation

Prior to the Spin-Off, the pH Pharma Ltd Stock Option Plan (the “Plan”) provided for the granting of stock options to purchase common stock in pH Pharma Ltd to employees, directors, advisors, and consultants at a price to be determined by pH Pharma Ltd’ Board of Directors. The Plan was intended to encourage ownership of stock by employees and consultants of the Company and to provide additional incentives for them to promote the success of pH Pharma Ltd’ business. Under the provisions of the Plan, stock options would generally have a term of 7 years. Stock options granted pursuant to the Plan generally vested on the second-year anniversary date of grant and could be exercised in whole or in part for 100% of the shares vested at any time after the date of grant.

As a result of the Spin-Off completed on March 1, 2022, 1,762,667 options of pH Pharma Ltd shares were exchanged into the same number of the options in the Company's 2022 Long Term Incentive Plan. The terms of the options remained unchanged. This exchange did not result in an incremental stock-based compensation expense.

As of December 31, 2023, there were 2,994,226 number of shares available to grant under the 2022 Long Term Incentive Plan.

The following table summarizes the stock option activity:

	Number of Options	Weighted-average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2022	1,750,967	$5.36	2.9	$486,097
Granted	—	$—
Cancelled/Forfeited	(52,213)	$8.05
Exercised	—	$—
Outstanding at December 31, 2023	1,698,754	$5.28	1.9	$—
Exercisable at December 31, 2023	1,525,334	$4.97	1.6	$—

In February 2023, the Company extended the term of 335,646 outstanding options to allow the exercise of these options for an additional one year period. As a result, the Company recorded an expense of $16,782 included in general and administrative expenses during the year ended December 31, 2023.

For the years ended December 31, 2023 and 2022, the share-based compensation expense was $275,418 and $560,060, respectively. As of December 31, 2023, there was $0.03 million of unrecognized compensation cost related to unvested stock-based compensation arrangements that is expected to be recognized over a weighted average period of 0.07 years.

The following table summarizes information related to share-based compensation expense recognized in the statements of operations and comprehensive loss related to the equity awards:

	Year Ended December 31,
	2023	2022
Research and development	$95,938	$380,631
General and administrative	179,480	179,429
Total equity-based compensation	$275,418	$560,060

6.
Related Party Transactions and Shared Service Costs

At the date of the Spin-Off, the Company and pH Pharma Co., Ltd entered into an administrative services and facilities agreement whereby pH Pharma Co., Ltd would perform services, functions and responsibilities for the Company. Under the agreement, the Company paid pH Pharma Co., Ltd $100,000 per month through August 30, 2022 and $15,000 per month from September 1, 2022 through February 28, 2023 based on the estimated value of the level of service to be performed. Additionally, the Company reimbursed pH Pharma Co., Ltd $3,000 per month in lease payments from the date of the Spin-Off through February 28, 2023. At December 31, 2023 and 2022, the amounts payable to pH Pharma Co., Ltd under this agreement totaled $309,534 and $426,673, respectively, included in accounts payable in the consolidated balance sheets. On January 31, 2024, the Company and pH Pharma Co., Ltd entered into a settlement agreement, settled the outstanding debt for a one-time payment of $85,000, resulting in a gain on debt extinguishment of $207,967, recognized during January 2024, and terminated the administrative services and facilities agreement.

7.
Leases

The Company had a lease for laboratory and office facilities in Palo Alto, California (the “Palo Alto Lease”). The Palo Alto Lease was entered into in October 2021 and expires in April 2027, with a five-year renewal option. Base rent for this lease is approximately $89,000 monthly with annual escalations of 3%. Pursuant to the terms of the lease, the Company received from the lessor approximately $300,000 for tenant improvements. The Company is required to repay this amount over the remaining term of the lease with 7% interest. The Company has applied the guidance in ASC 842 and has determined that this lease should be classified as an operating lease.

In March 2023, the Company vacated, and returned possession of, the premises to the lessor. The Company is still responsible for the outstanding payments under the lease. As a result, the Company recognized an impairment loss of $3,513,999 on its operating right-of-use asset during the year ended December 31, 2023.

As of December 31, 2023, the Palo Alto Lease is in default and the operating lease liability of $4,439,235 is due on demand.

Rent expense, including an allocation of costs from pH Pharma Ltd and leases subject to the short-term lease exception, for the years ended December 31, 2023 and 2022 was $0.6 million and $0.9 million, respectively.

Quantitative information regarding the Company’s operating lease in Palo Alto for the year ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
	2023	2022
Operating cash flows paid for amounts included in the measurement of lease liabilities	$177,111	$786,563
Operating lease liabilities arising from obtaining right of use assets	$-	$4,189,492
Weighted-average remaining lease terms (years)	1.0	4.3
Weighted-average discount rate	10.0%	10.0%

8.
Commitments and Contingencies

Bayer Acquisition Agreement

In March 2017, the Company entered into an assignment, license, development and commercialization agreement (the “Bayer Acquisition Agreement”) with Bayer, to acquire from Bayer all right, title and interest in and to PHP-303, including each and every invention and any priority rights relating to its patents.

Under the Bayer Acquisition Agreement, the Company is committed to pay certain development and regulatory milestones up to an aggregate amount of $23,500,000 and high single digit royalties based on the sale of products developed based on the licensed compound. Royalties will be payable on a licensed product-by-licensed product and country-by-country basis until the later of ten years after the first commercial sale of such licensed product in such country and expiration of the last patent covering such licensed product in such country that would be sufficient to prevent generic entry.

Either party may terminate the Bayer Acquisition Agreement upon prior written notice for the other party’s material breach that remains uncured for a specified period of time or insolvency. Bayer agreed not to assert any Bayer intellectual property rights that were included in the scope of the Bayer Acquisition Agreement against the Company.

The Company incurred zero expenses under this agreement as no milestones have been achieved since inception, and no products were sold during the years ended December 31, 2023 and 2022.

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

9.
Collaborative and Licensing Agreements

Venn License Agreement

In December 2019, the Company entered into a collaboration and license agreement (the “License Agreement”) with VennDC, LLC (“Venn”) to pursue research and development of certain payload and linker technologies that are useful for the development of antibody-drug conjugates. This collaboration was expected to allow Venn to further develop and commercialize such antibody-drug conjugates developed under the collaboration. Under the collaboration agreement with Venn, the Company received a $400,000 upfront payment and was expected to be eligible to receive reimbursement of costs and expenses incurred, certain development and regulatory milestone payments, royalties and commercial milestone payments with respect to licensed products for each product. Milestone payments were expected to be payable following the achievement of certain development, regulatory and commercial milestone events in each product, up to an aggregate of $107.1 million per product. Royalty percentages in the mid-single digits were expected to be based on net sales on a product-by-product basis. The initial term of the research collaboration was expected to be three years.

In May 2022, the Venn License Agreement was terminated and the upfront payment was repaid using the proceeds from the Venn Loan (see Note 10).

For the year ended December 31, 2022, the Company did not perform any services and did not recognize any revenue and received no reimbursement of costs and expenses under the Venn License Agreement.

10.
Debt

Related Party Loans

Founder Loans

In May 2021, the Company received proceeds from a loan in the amount of approximately $750,000 from its chairman and founding chief executive officer, Dr. Hoyoung Huh. The loan, which was scheduled to mature on May 31, 2022, bore interest at a rate of 1.0% per annum. The loan could be prepaid by the Company at any time prior to maturity with no prepayment penalties.

In August 2021, the Company received proceeds from the additional loan in the amount of approximately $750,000 from its chairman and founding chief executive officer (together with the May 2021 loan, “Founder Loans”). The loan, which was scheduled to mature on July 31, 2022, bore interest at a rate of 1.0% per annum. The loan could be prepaid by the Company at any time prior to maturity with no prepayment penalties.

The Company made a $150,000 payment on the Founder Loans in December 2022. On April 28, 2023, $448,940 of the principal balance of this related party loan, and $26,830 of accrued interest, was settled through the issuance of the April 2023 Convertible Notes, related party (see below). As of December 31, 2023 and 2022, $901,060 and $1,375,000 was outstanding under this loan.

In March 2023, the Company received proceeds from an additional Founder Loans in the amount of $250,000. The loan had the maturity date of December 31, 2023 and bore interest at a rate of 5.0% per annum. The loan could be prepaid by the Company at any time prior to maturity without the consent of the lender. On April 28, 2023, this related party loan, including the accrued interest of $1,199, was settled through the issuance of the April 2023 Convertible Notes, related party (see below).

The interest expense on the Founder Loans totaled $11,757 and $22,388 for the years ended December 31, 2023 and 2022.

Venn Loan

In April 2022, the Company entered into an agreement (the “Venn Loan Agreement”) with its founder and director, Dr. Huh under which it received $400,000, used to repay the upfront payment under the Venn License Agreement (Note 9). The Venn Loan balance accrued interest at the rate of 1% per annum. The timing of the repayment was determined at the discretion of the Company’s Board of Directors. On April 28, 2023, the Venn Loan, including the accrued interest of $3,806, was settled through the issuance of the April 2023 Convertible Notes, related party (see below). The interest expense on the Venn Loan totaled $1,069 and $2,737 for the years ended December 31, 2023 and 2022.

Employee and Director Loans

In May 2022, the Company received proceeds from a loan in the amount of approximately $23,000 from an employee of the Company to settle certain payables of the Company. The loan accrued interest at 4% per annum and totaled $516. The loan and accrued interest was repaid in December 2022. The interest expense on the loan totaled $0 and $516 for the years ended December 31, 2023 and 2022.

In September 2022, the Company received proceeds from a loan in the amount of $500,000 from one of its director nominees. The loan matured on the second anniversary and bore the interest at a rate of 5.0% per annum. At the closing date of the Ignyte Business Combination, the outstanding principal and accrued interest under the loan was converted into 50,273 shares of common stock at a price of $10.00 per share and the holder also received 46,754 PIPE Warrants. The conversion resulted in a loss on debt extinguishment of $467,073 during the year ended December 31, 2022.

Ignyte Sponsor Promissory Note

In November 2022, upon consummation of the Business Combination, the Company assumed the promissory note of $211,643 from Ignyte Sponsor LLC. The note was payable upon consummation of the Business Combination and accrued no interest. In May 2023, the promissory note was cancelled and forgiven and the Company recognized the extinguishment as $211,643 capital contribution from a related party.

2022 Pre-Business Combination Convertible Notes

From July through September 2022, the Company received proceeds from loans in the amount of $1,250,000 from several third-party lenders (the “2022 Pre-Business Combination Convertible Notes”). The loans mature on the second anniversary and bear interest at a rate of 5.0% per annum. The principal and interest of the 2022 Pre-Business Combination Convertible Notes were convertible into shares of common stock at the consummation of the Ignyte Business Combination at the conversion rate equal to the fair market value. In addition, the holders were to receive warrants to purchase the Company’s common stock at $0.01 per share upon the closing of the Ignyte Business Combination equal to 25% of the number of the common stock received upon conversion (the “Warrant Coverage”). At the issuance date, the Company elected the fair value option to account for the 2022 Pre-Business Combination Convertible Notes . In November 2022, the Company amended the terms of the 2022 Pre-Business Combination Convertible Notes to increase the Warrant Coverage from 25% to 93%. At the closing date of the Ignyte Business Combination, the outstanding principal and accrued interest under the 2022 Pre-Business Combination Convertible Notes converted into 126,306 shares of common stock at the conversion price of $10.00 per share. In addition, the note holders received 117,466 in PIPE Warrants. The Company recorded $1,186,800 change in the fair value of the 2022 Pre-Business Combination Convertible Notes between their issuance date and the closing date of the Ignyte Business Combination. At the issuance date, the PIPE Warrants were accounted for as equity instruments as they meet all of the requirements for equity classification under ASC 815 based on current expected terms, which are subject to change.

November 2022 Convertible Notes

On November 1, 2022, the Company issued $1,512,500 in convertible notes (the “November 2022 Convertible Notes”). The convertible notes accrued interest at a rate of 8% per annum and had the maturity date of October 31, 2023, provided however that the Company agreed to make mandatory prepayments on this note (which were first be applied to accrued interest and then to principal) from time to time in amounts equal to 15% of the gross proceeds received by the Company from any equity lines, forward purchase agreements or other equity financings consummated by Company prior to the maturity date. The November 2022 Convertible Notes were convertible at the maturity date at the option of the holder in all or part of the principal and/or accrued interest into shares of common stock of the Company at a per share conversion price equal to 90% of the volume weighted average price of a share of common stock of the Company for the five trading days immediately prior to the maturity date. The Company determined that the conversion upon maturity represented an embedded derivative that was subject to bifurcation and separate accounting with the change in the fair value recorded as other expense during each reporting period under the guidance in ASC 815-15 (the “November 2022 Convertible Note Liability”). The fair value of the November 2022 Convertible Note Liability at the issuance date was estimated at $165,000. The Company allocated the proceeds from the November 2022 Convertible Note first to the embedded derivative with the remaining proceeds allocated to the notes, which resulted in a discount on the convertible notes of $165,000 which was amortized to interest expense over the term of the convertible notes. The Company recorded $137,802 and $27,198 interest expense for the years ended December 31, 2023 and 2022, respectively, related to the amortization of the discount on the November 2022 Convertible Notes. As of December 31, 2022, the outstanding balance under the November 2022 Convertible Notes was $1,374,698.

On November 1, 2023, the Company entered into an amendment to the November 2022 Convertible Notes whereby the principal amount of the notes was reduced from $1,512,500 to $650,000, the interest was reduced to 6% per annum, the maturity was extended to December 31, 2024 and the conversion terms were removed. Further, the amendment required the Company to make a payment of $300,000 by December 31, 2023, which was made in December 2023. The remaining balance was due in December 31, 2024. The amendment to the November 2022 Convertible Notes was accounted as an exchange into a promissory note (the “Promissory Note”) under the trouble debt restructuring (“TDR”) guidance in ASC 460. Under the TDR guidance, the Company recognized a gain on debt extinguishment of $998,878 for the year ended December 31, 2023.

April 2023 Convertible Notes

On April 28, 2023, the Company entered into separate subscription agreements (the “2023 Convertible Note and Warrant Subscription Agreements”) under which the Company issued the convertible promissory notes in the principal amount of $2,195,034 (the “April 2023 Convertible Notes”) and 3,658,390 warrants for the Company’s common stock (the “2023 Convertible Note Warrants”). The April 2023 Convertible Notes bear interest at a rate of 6% per annum until its maturity date of October 28, 2023 and a default rate of 10% per annum thereafter. The April 2023 Convertible Notes are convertible at any time from the issuance date at the option of the holder into the Company’s common stock at $0.60 per share (the “April 2023 Conversion Feature”). The 2023 Convertible Note Warrants have the five year term and are exercisable at any time from the issuance date at the exercise price of $0.60 per share. As at December 31, 2023 these notes were in default.

In connection with the issuance of the Convertible Notes and the Convertible Note Warrants, in consideration for its services in respect of the financing described above, the Company also issued to Paulson Investment Company, LLC (the “Placement Agent”) a warrant to purchase 209,670 shares of the Company’s common stock at a price per share of $0.60 (the “Placement Agent Warrant”). The Placement Agent Warrants have a five year term and are exercisable at any time from the issuance date. In addition, the Company paid the Placement Agent a commission of approximately $125,000.

The April 2023 Convertible Note Warrants and the Placement Agent Warrants were accounted as a liability under ASC 815, as the April 2023 Convertible Note Warrants and Placement Agent Warrants do not meet the criteria for equity classification due to the lack of available authorized shares. The aggregate fair value of the April 2023 Convertible Note Warrants and the Placement Agent Warrants was $1,527,640 and $87,552, respectively, at the issuance date using a Black Scholes Option Pricing Model. The initial fair value was determined based on the following assumptions:

Expected volatility	72.8%
Risk-free interest rate	3.51%
Expected term (in years)	5.0
Expected dividend yield	0%

The Company determined that the April 2023 Conversion Feature is subject to bifurcation under the guidance in ASC 815 due to the lack of available authorized shares and registration requirements and recognized a derivative liability of $560,436 at the issuance date (the “April 2023 Conversion Feature Liability”). The derivative liability was estimated using a Black Scholes Option Pricing Model, based on the following assumptions:

Expected volatility	66.5%
Risk-free interest rate	4.94%
Expected term (in years)	0.5
Expected dividend yield	0%

At the issuance date, the proceeds from the April 2023 Convertible Notes were allocated to the April 2023 Convertible Note Warrants and the April 2023 Conversion Feature Liability based on their fair values of $1,527,640 and $560,436, respectively, with the remaining proceeds allocated to the convertible notes. The resulting discount on the and the April 2023 Convertible Notes was accreted into the interest expense over the term of the convertible notes using the effective interest method. The fair value of the Placement Agent at the issuance date and the cash commission were capitalized and amortized into the interest expense over the term of the convertible notes using the effective interest method. The Company defaulted on the April 2023 Convertible Notes at their maturity, however received no demands for repayment through the filing date of these consolidated financial statements. In December 2023, certain holders of April 2023 Convertible Notes agreed to exchange the aggregate amount of $187,950 of April 2023 Convertible Notes, including the accrued interest, into the same amount of December 2023 Convertible Notes (see below).

The Company recorded interest expense of approximately $2,405,657 for the year ended December 31, 2023, including amortization of the discount of approximately $87,552 related to the fair value of the Placement Agent warrants, approximately $64,870 related to the cash commission to the placement agent, and approximately $1,527,641 related to the fair value of the warrants provided to the lenders. The outstanding balance on the April 2023 Convertible Notes was approximately $2,111,308 at December 31, 2023, including accrued interest of approximately $96,274.

April 2023 Convertible Notes, related party

On April 28, 2023, the Company entered into a subscription agreement with its founder and director to exchange $1,130,775 in outstanding Founder Loans into the same amount of convertible promissory note with the same terms as the April 2023 Convertible Notes and 1,884,625 2023 Convertible Note Warrants. As at December 31, 2023 this note was in default. The amounts converted included $448,940 of principal and $26,830 accrued interest due under the 2021 Founder Loans, $400,000 of principal and $3,806 of interest due under the Venn Loan, and $250,000 of principal and $1,199 of accrued interest due under the March 2023 Founder Loan. The Company accounted for the issuance of the April 2023 convertible notes payable, related party, as a debt extinguishment in accordance with ASC 470 and recognized a loss of approximately $1,014,368 during the year ended December 31, 2023.

At the issuance date, the carrying value of the April 2023 Convertible Notes was reduced by the fair value of the related April 2023 Convertible Note Warrants and the April 2023 Conversion Feature Liability of $786,967 and $288,710, respectively, with the remaining proceeds allocated to the convertible notes. The April 2023 Conversion Feature Liability related to the April 2023 Convertible Notes, related party, was valued using a Black Scholes Option Pricing Model. The initial fair value was determined to be $0.3 million based on the following assumptions: stock price of $0.655, expected volatility of 66.5%, risk-free rate of 4.94% and expected term of 0.5 years. The resulting discount on the and the April 2023 Convertible Notes, related party was accreted into the interest expense over the term of the convertible notes using the effective interest method. The Company defaulted on the April 2023 Convertible Notes, related party, at their maturity, however received no demands for repayment through the filing date of these consolidated financial statements.

The Company recorded interest expense of approximately $115,335 for the year ended December 31, 2023, including $61,309 amortization of the discount on the convertible notes. The outstanding balance of the April 2023 Convertible Notes, related party, was $1,130,775 at December 31, 2023.

December 2023 Convertible Notes

In December, 2023, the Company issued convertible promissory notes in the aggregate principal amount of $1,000,000 (the “December 2023 Convertible Notes”). In addition, certain holders of April 2023 Convertible Notes agreed to exchange the aggregate amount of $187,950 of April 2023 Convertible Notes, including the accrued interest, into the same amount of December 2023 Convertible Notes.

The December 2023 Convertible Notes bear an interest rate of 10% per annum and have a maturity date of December 18, 2024. The terms of the December 2023 Convertible Notes provide for automatic conversion of the outstanding principal amount of the December 2023 Convertible Notes and all accrued and unpaid interest upon a business combination (as defined in the agreement) into the Company common stock at the Conversion Price (the “Automatic Conversion Feature”). The Conversion Price is determined by reference to the purchase price payable in connection with such business combination, multiplied by 70%, where the price per share of the common stock is determined by reference to the 30-day volume weighted average price of the Company’s common stock on the public exchange immediately prior to conversion, resulting in 43% discount on the issuance price in the a business combination (the Automatic Discount”). If a business combination does not occur prior to the maturity date of the December 2023 Convertible Notes and if the Company’s Common Stock will qualify for a listing on a public exchange as of such date, then the holders have the right, at their option, to convert the outstanding principal amount of the December 2023 Convertible Notes (and all accrued and unpaid interest thereof) into the shares of common stock of the Company at a price equal to the 30-day volume weighted average price of the Company’s common stock on the public exchange on which it is traded multiplied by 90% (the “Optional Conversion Feature”).

In consideration for its services in respect of the financing described above, the Company paid Paulson Investment Company, LLC (the “December 2023 Placement Agent”) a commission of $83,600. Further, upon conversion of the December 2023 Convertible Notes into Common Stock of the Company, the December 2023 Placement Agent will receive shares of restricted common stock of the Company equal to (i) 4% of the total number of shares of common stock received upon conversion of the December 2023 Convertible Notes issued for new capital and (ii) 1% of the total number of shares of common stock received upon conversion of the December 2023 Convertible Notes issued for the exchange for April 2023 Convertible Notes. The cash commission to the December 2023 Placement Agent was capitalized and amortized into the interest expense over the term of the convertible notes using the effective interest method. The Company accounted for the issuance of the common stock shares to the Placement Agent under ASC 718 as equity-based compensation based on a performance condition. As the issuance of the common stock shares to the December 2023 Placement Agent upon conversion of the notes was deemed not probable both at issuance date and December 31, 2023, no expense was recorded for the year ended December 31, 2023 related to this equity based compensation and had no impact on the interest expense for the year ended December 31, 2023.

The Company determined that both the Automatic Conversion Feature and the Optional Conversion Feature are subject to bifurcation under the guidance in ASC 815 as variable-share redemption features at a discount. The Company recognized the derivative liability of approximately $0.4 million and $0 for the Automatic Conversion Feature and the Optional Conversion Feature, respectively, at the issuance date (together, the “December 2023 Conversion Feature Liability”). The fair value of the derivative liability related to the Automatic Conversion Feature was estimated by applying the probability of a business combination of 50% to the Automatic Discount of 43%. The fair value of the derivative liability related to the Optional Conversion Feature was immaterial as the probability that the Company will qualify for listing on a public exchange in absence of a business combination prior to the maturity of the December 2023 Convertible Notes was deemed minimal.

At the issuance date, the proceeds from the December 2023 Convertible Notes were allocated to the December 2023 Conversion Feature Liability based on its fair value with the remaining proceeds allocated to the convertible notes. The resulting discount on the and the December 2023 Convertible Notes was accreted into the interest expense over the term of the convertible notes using the effective interest method. The commission to the December 2023 Placement Agent was capitalized and amortized into the interest expense over the term of the convertible notes using the effective interest method.

The Company recorded interest expense of $10,305 for the year ended December 31, 2023, including amortization of the discount on the convertible notes and the commission to the December 2023 Placement Agent of $7,307. The outstanding balance of the December 2023 Convertible Notes was $857,097 at December 31, 2023.

December 2023 Convertible Notes, related party

On December 18, 2023, the Company issued a $500,000 in convertible notes to its founder and director on the same terms as the December 2023 Convertible Notes (“December 2023 Convertible Notes, related party”).

At the issuance date, the proceeds from the December 2023 Convertible Notes, related party, were allocated to the December 2023 Conversion Feature Liability based on its fair value of $107,143 with the remaining proceeds allocated to the convertible notes. The resulting discount on the and the December 2023 Convertible Notes, related party, was accreted into the interest expense over the term of the convertible notes using the effective interest method.

The Company recorded interest expense of $5,227 for the year ended December 31, 2023 on the December 2023 Convertible Notes, related party, including amortization of the discount on the convertible notes and the commission to the December 2023 Placement Agent of $3,446. The outstanding balance of the December 2023 Convertible Notes, related party, was $396,303 at December 31, 2023.

Insurance Financing Note

On November 1, 2022, the Company financed its 2022 annual Director & Officer liability insurance policy premium of $1,006,342 (including premiums, taxes and fees) with First Insurance Funding (the “Lender”) at an annual interest rate of 7.20% (the “Insurance Financing Note”). The Insurance Financing Note was payable in monthly installment payments through August 1, 2023.

On November 1, 2023, the Company financed its 2023 annual Director & Officer liability insurance policy premium of $631,993 with the Lender at an annual interest rate of 9.95%. The Insurance Financing Note is payable in monthly installment payments through July 1, 2024.

The agreement assigns the Lender a first priority lien on and security interest in the financed policies and any additional premium required in the financed policies including (a) all returned or unearned premiums, (b) all additional cash contributions or collateral amounts assessed by the insurance companies in relation to the financed policies and financed by Lender, (c) any credits generated by the financed policies, (d) dividend payments, and (e) loss payments which reduce unearned premiums. If any circumstances exist in which premiums related to any Financed Policy could become fully earned in the event of loss, Lender shall be named a loss-payee with respect to such policy.

The Company recognized $3,824 and $22,823 in interest expenses related the Insurance Financing for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the balance on the Insurance Financing Note was $631,993 and $921,576, on the Company’s consolidated balance sheet.

11.
Stockholders’ Equity

May 2022 Common Stock Issuance

In May 2022, the Company entered into an agreement with a certain investor in which the investor purchased an aggregate of 132,302 shares of the Company’s common stock for aggregate gross proceeds of $1,152,163.

PIPE Subscription Agreements

In November 2022, concurrently with the closing of the Ignyte Business Combination (see Note 1), the Company entered into a subscription agreement, pursuant to which the Original Subscriber purchased from the Company an aggregate of 50,000 shares of the Company’s common stock for proceeds of $500,000.

In November 2022, concurrently with the closing of the Ignyte Business Combination (see Note 1), the Company entered into subscription agreements with the third-party investors in which the investors purchased, in a private placement, an aggregate of 352,500 shares of the Company’s common stock and 281,325 PIPE Warrants for the total proceeds of $3.525 million.

Forward Share Purchase Agreement

Pursuant to the treatment of the Business Combination as a reverse recapitalization, Peak Bio Ltd. assumed the liability position of Ignyte related to the Forward Share Purchase Agreement (see Note 11).

On October 25, 2022, Ignyte entered into a forward share purchase agreement (the “Forward Share Purchase Agreement”) with Frost Gamma Investments Trust (the “Investor”) pursuant to which, provided that the Investor holds at least 450,000 shares of the common stock as of the closing of the Ignyte Business Combination, the Investor may elect to sell and transfer these shares to the combined company following the Business Combination, and the Company will purchase from the Investor, on the date that is sixty (60) days from the closing of the Business Combination, at the price of $10.115 per share.

Pursuant to an escrow agreement (the “Escrow Agreement”), entered into by and among the Company, Continental Stock Transfer and Trust Co. (“Continental”) and the Investor, to secure its purchase obligation to the Investor, at the closing of the Business Combination, at the closing date of the Ignyte Business Combination, the Company placed into escrow with Continental an aggregate amount of up to $4,551,750 (the “Escrow Amount”).

On December 29, 2022, the Company purchased 375,939 shares of its Common Stock at a price of $10.115 per share following the exercise of the Investor’s rights under the Forward Share Purchase Agreement. The 375,939 repurchased shares of common stock were retired. As a result of the exercise, the $4,551,750 held in escrow were distributed, of which $749,127 were distributed to the Company and $3,802,623 to the Investor.

The put right of the Investor was accounted as a derivative liability (“Forward Agreement Derivative Liability”) in accordance with the guidance in ASC 480. As of October 25, 2022, the fair value of the Forward Agreement Derivative Liability was valued at $68,110, and was considered to be a Level 3 fair value measurement as the fair value was determined based on significant inputs not observable in the market. The fair value of the Forward Share Purchase Agreement was estimated using the Black Scholes Option Pricing Model based on the following assumptions: stock price of $13.05, expected volatility of 28.1%, risk-free rate of 4.0% and expected term of 0.16 year. The derivative liability was settled in December 2022 resulting in a change in fair value of derivative liability of $68,110 for the year ended December 31, 2022. The Forward Agreement Derivative Liability balance was zero as of December 31, 2023 and 2022.

December 2022 PIPE

In December 2022, the Company entered into a subscription agreement under which the Company issued, in a private placement, (i) 50,000 shares of its common stock at $10.00 per share for the total proceeds of $500,000 and (ii) 46,500 PIPE Warrants (see below).

Key Company Stockholder Agreements

On April 28, 2022, the Company entered into the forward purchase agreement (the “Key Company Stockholder Forward Purchase Agreement”) with its founder and director, Hoyoung Huh (the “Key Company Stockholder”). Pursuant to the terms of the Key Company Stockholder Forward Purchase Agreement, the Key Company Stockholder would, subject to the receipt of margin financing within 180 days following the closing of the Ignyte Business Combination, purchase shares of the Company's common stock at a purchase price of $10.00 per share in a private placement (the “Key Company Stockholder Purchase”) for up to an aggregate amount of $10,000,000 (the “Subscription Amount”), subject to the conditions set forth in the Key Company Stockholder Forward Purchase Agreement.

At the closing of the Ignyte Business Combination, the Company recorded a net derivative liability of $12,000 related to the Company’s obligation to deliver and the Key Company Stockholder obligation to purchase shares as this forward purchase arrangement meets the definition of a derivative under the guidance in ASC 815 (the “Key Company Stockholder Forward Purchase Liability”). The fair value of the Key Company Stockholder Forward Purchase Liability at the issuance date was determined using a probability weighted scenario analysis with a Black Scholes Option Pricing Model based on a stock price of $10, expected volatility of 94.5%, risk-free rate of 4.6% and discounted at 0.5% for the probability of the Company closing the Ignyte Business Combination, the key company stockholder obtaining a margin loan and the Company meeting the NASDAQ listing requirements

On December 29, 2022, the Company and the Key Company Stockholder entered into an amendment to the Key Company Stockholder Forward Purchase Agreement (the “Amendment to Key Company Stockholder Forward Purchase Agreement”), pursuant to which (i) the Key Company Stockholder Purchase was no longer subject to the receipt of margin financing as a condition precedent, (ii) the Key Company Stockholder agreed to fund the Subscription Amount on or prior to March 31, 2023 and (iii) the Key Company Stockholder Purchase would be consummated at a purchase price of $5.18 per share of the Company's common stock. Accordingly, upon closing of such purchase, the Key Company Stockholder would have received 1,930,501 shares of Common Stock in exchange for $10.0 million investment in the Company. The amendment resulted in Key Company Stockholder Forward Purchase Asset of $13,000 and the Company recorded the change in fair value of $25,000 increase for the year ended December 31, 2022. The arrangement was in a net asset position with the fair value of the Key Company Stockholder Forward Purchase Asset estimated at $13,000 at December 31, 2022. The Company also deposited 1,930,501 shares of common stock reserved for the issuance under the Key Company Stockholder Forward Purchase Agreement into escrow.

On April 5, 2023, the Company received notice from its founder and director informing the Company that he would not consummate the purchase of the Key Company Stockholder Forward Purchase Agreement as a result of the Company’s failure to satisfy the condition to be listed on Nasdaq as required by the agreement. As a result, the Company cancelled and retired the 1,930,501 shares of common stock being held in escrow and recognized $13,000 loss on extinguishment of the Key Company Stockholder Forward Purchase Liability recorded to change in fair value in derivative liability in the statement of operations and comprehensive loss.

On April 5, 2023, the Company and its Key Company Stockholder entered into a letter agreement to provide for the conversion of up to $2,031,034 of the Founder loans into future debt and equity financings on the same terms with other investors. Pursuant to the agreement, the amount converted would be based on the Key Company Stockholder's pro-rata portion of the equity ownership in the Company’s outstanding common stock and would not exceed in the aggregate the amount of the outstanding debt with Key Company Stockholder. On April 28, 2023, the Company entered into a subscription agreement with its founder and director to exchange $1,130,775 in outstanding Founder Loans into the same amount of convertible promissory note with the same terms as the April 2023 Convertible Notes and 1,884,625 2023 Convertible Note Warrants. This side letter, which had a nominal fair value, expired on October 2, 2023.

White Lion Common Stock Purchase and Registration Rights Agreements

On November 3, 2022, the Company entered into a Common Stock Purchase Agreement (the “White Lion Purchase Agreement") and Registration Rights (the “White Lion RRA”) with White Lion Capital, LLC, a Delaware limited liability company (“White Lion”). Pursuant to the White Lion Purchase Agreement, the Company had the right, but not the obligation, at any time through November 1, 2025, to require White Lion to purchase, from time to time, up to $100,000,000 in aggregate gross purchase price of newly issued shares of its Common Stock, subject to certain limitations and conditions set forth in the White Lion Purchase Agreement. The Company was obligated under the White Lion Purchase Agreement and the White Lion RRA to file a registration statement with the SEC to register the Common Stock under the Securities Act, for the resale by White Lion of shares of Common Stock that the Company may issue to White Lion under the White Lion Purchase Agreement.

The Company may notify White Lion when it exercises its right to sell shares by providing a notice. The number of shares sold pursuant to any such notice may not exceed (i) the lower of (a) the Purchase Notice Fixed Limit (described below) and (b) the product of (1) the Average Daily Trading Volume (as defined in the White Lion Purchase Agreement), and (2) the applicable Percentage Limit (as defined in the White Lion Purchase Agreement). The Purchase Notice Fixed Limit is $500,000 for the initial purchase and can be increased in two tranches: (A) to $1,000,000 following an aggregate purchase of $5,000,000 shares and issuance by the Company to White Lion of an additional $250,000 in Commitment Shares, and (B) to $2,000,000 following an aggregate purchase of $10,000,000 shares and issuance by the for payment of an additional $250,000 in Commitment Shares (as defined in the White Lion Purchase Agreement).

The applicable Percentage Limit is 40% or 150% depending on the price the Company agrees to sell shares to White Lion. At the Percentage Limit of 40%, the purchase price to be paid by White Lion for any such shares will equal 97% of lowest daily volume-weighted average price of Common Stock during a period of two consecutive Trading Days following the applicable Purchase Notice Date (as defined in the White Lion Purchase Agreement) until an aggregate of $50,000,000 in Purchase Notice Shares (as defined in the White Lion Purchase Agreement) have been purchased under White Lion Purchase Agreement, at which point the Purchase Price (as defined in the White Lion Purchase Agreement) to be paid by White Lion will equal 98% of the lowest daily volume-weighted average price of Common Stock during a period of two consecutive Trading Days following the applicable Purchase Notice Date. At an applicable Percentage Limit of 150%, the Purchase Price to be paid by White Lion for any such shares will equal 94.5% of the lowest daily volume-weighted average price of Common Stock during a period of three consecutive Trading Days following the applicable Purchase Notice Date.

The Company has the right to terminate the White Lion Purchase Agreement at any time after commencement, at no cost or penalty, upon three (3) Trading Days’ prior written notice. Additionally, White Lion will have the right to terminate the White Lion Purchase Agreement upon three (3) days’ prior written notice to the Company if (i) there is a Fundamental Transaction (as defined in the White Lion Purchase Agreement), (ii) the Company is in breach or default in any material respect of the White Lion RRA, (iii) there is a lapse of the effectiveness, or unavailability of, the registration statement for a period of 45 consecutive Trading Days or for more than an aggregate of 90 Trading Days in any 365-day period, (iv) the suspension of trading of the Common Stock for a period of five (5) consecutive Trading Days, (v) the material breach of the White Lion Purchase Agreement by the Company, which breach is not cured within the applicable cure period or (vi) a Material Adverse Effect (as defined in the White Lion Purchase Agreement) has occurred and is continuing. No termination of the White Lion Purchase Agreement will affect the registration rights provisions contained in the White Lion RRA.

On November 30, 2022, in consideration for the commitments of White Lion, as described above, the Company issued to White Lion 50,200 shares of the Company’s common stock with the value of $250,000, based upon the Closing Sale Price of the Company's common stock of $4.98 per share (the “Initial Commitment Shares”). On issuance, the common stock shares issued to White Lion were accounted as the equity issuance costs, which were expensed.

Concurrently with the execution of the White Lion Purchase Agreement, the Company entered into the White Lion RRA with White Lion in which the Company agreed to register the shares of Common Stock purchased by White Lion with the SEC for resale within 30 days of the consummation of the Ignyte business combination. The White Lion RRA also contains usual and customary damages provisions for failure to file and failure to have the registration statement declared effective by the SEC within the time periods specified.

In March 2023, the Company entered into an amendment to the White Lion Purchase Agreement to give the Company the right, but not the obligation to require White Lion to purchase shares of the Company's common stock while trading on the OTC Market. Under the terms of the amendment, at an applicable Percentage Limit of 200%, the purchase price to be paid by White Lion for any such shares will equal 90% of the lowest daily volume-weighted average price of common stock during a period of six consecutive Trading Days following the applicable Purchase Notice Date if the Company is listed on the OTC Market with the exception of the OTC Pink or OTC Bulletin Board, in which case the Purchase Price will equal 85% of the lowest daily volume-weighted average price of common stock during a period of six consecutive Trading Days following the applicable Purchase Notice Date. Further, the Company was to issue to White Lion within five (5) Trading Days following the effective date of the amendment fully paid, non-assessable shares of the Company's common stock equal to the quotient obtained by dividing (i) $250,000 and (ii) the lowest traded sale price of the common stock of the 10 (ten) Trading Days prior to the effective date of the amendment, minus 50,200. In March 2023, the Company issued 412,763 shares of its common stock to White Lion with the fair value of $250,000. The common stock shares issued to White Lion were accounted as the equity issuance costs, which were expensed on issuance.

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

In addition, in the event the Company does not issue Purchase Notices (as defined in the White Lion Purchase Agreement) to White Lion providing for the purchase of at least 1,250,000 of Purchase Shares (as defined in the White Lion Purchase Agreement and

Second Amendment) in the aggregate within 180 days following the effective date of the amendment, the Company will issue to White Lion an additional number of fully paid, non-assessable shares of common stock equal to the quotient obtained by dividing (i) $150,000 and (ii) the lowest Closing Sale Price (as defined in the White Lion Purchase Agreement and Second Amendment) of common stock of the 10 (ten) Trading Days prior to the 180th day following the effective date of the amendment.

During September 2023, the Company issued the notices to purchase the total of 729,000 common shares to White Lion for the total proceeds of $105,317. As of December 31, 2023 and 2022, the Company had no outstanding purchase notices issued to White Lion.

The White Lion Purchase Agreement was accounted for as a standby equity purchase agreement under ASC 815 as it includes an embedded put option and an embedded forward option. The put option is recognized on inception and the forward option is recognized upon issuance of notice for the sale of the Company's Common Stock. The fair value of the derivative liability related to the embedded put option (“White Lion Derivative Liability) was estimated at $1,900,000 at the inception of the agreement. The fair value of the White Lion Derivative Liability was determined using a Monte Carlo simulation based on the projected stock price of $13.05, expected volatility of 86.5%, risk-free rate of 4.53% and discounted at 45.0% for the probability of the Company timely filing all SEC documents and meeting the NASDAQ listing requirements.

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

There were no exercises or forfeitures of the Public Warrants during the years ended December 31, 2023 and 2022.

Private Placement Warrants

In November 2022, upon consummation of the Business Combination, the Company assumed 2,500,000 Private Placement Warrants from Ignyte. Each Private Placement Warrant will entitle the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants were non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

The Private Placement Warrants were accounted for under ASC 815, pursuant to which the Private Placement Warrants do not meet the criteria for equity classification and must be recorded as liabilities. The Private Placement Warrants were valued using the Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement, as there was no observable market for the Private Placement Warrants and was determined based on significant inputs not observable in the market.

The following weighted average assumptions were used in determining the fair value of the Private Placement Warrants at the date of the Ignyte Business Combination, November 1, 2022:

November 1,
2022
Expected volatility	6.85%
Risk-free interest rate	4.27%
Expected term (in years)	5.00
Expected dividend yield	0%

The following weighted average assumptions were used in determining the fair value of the Private Placement Warrants at December 31, 2022:

December 31,
2022
Expected volatility	30.0%
Risk-free interest rate	3.99%
Expected term (in years)	4.84
Expected dividend yield	0%

The following weighted average assumptions were used in determining the fair value of the Private Placement Warrants at December 31, 2023:

December 31,
2023
Expected volatility	84.0%
Risk-free interest rate	4.01%
Expected term (in years)	3.84
Expected dividend yield	0%

There were no exercises or forfeitures of the Private Placement Warrants during the years ended December 31, 2023 and 2022.

PIPE Warrants

On November 1, 2022, the Company issued 445,545 warrants to purchase the Company’s common stock at $0.01 per share (“PIPE Warrants”). PIPE Warrants were on substantially same terms as the Public Warrants (as described in Note 11), except that the PIPE Warrants were not redeemable and were exercisable until November 1, 2023. On December 30, 2022, the Company issued an additional 46,500 PIPE Warrants with the same terms as the PIPE Warrants issued in November 2022.

On November 1, 2023, all of the outstanding 492,045 PIPE Warrants were exercised for a total purchase price of $4,920

April 2023 Convertible Note Warrants

On June 22, 2023, the founder and director exercised 666,667 of the April 2023 Convertible Note Warrants for total proceeds of $400,000. The fair value of the Founder and Director Warrants at the exercise dates was $244,261 which was reclassified from the warrant liability into the additional paid-in capital. The Company recognized a capital contribution of $244,261 using a Black Scholes Option Pricing Model based on the following assumptions: stock price of $0.598, expected volatility of 72.0%, risk-free rate of 4.03% and expected term of 4.85 years.

On July 20, 2023, the founder and director exercised 458,333 of the April 2023 Convertible Note Warrants for total proceeds of $275,000. The Company recognized a capital contribution of $269,004 related to the fair value of the Founder and Director Warrants at the exercise date, which as determined using a Black Scholes Option Pricing Model based on the following assumptions: stock price of $0.84, expected volatility of 76.2%, risk-free rate of 4.43% and expected term of 4.78 years.

On August 14, 2023, Company's founder and director exercised 583,333 of the April 2023 Convertible Note Warrants for a total purchase price of $350,000. The fair value of the Founder and Director Warrants at the exercise dates was $248,303 which was reclassified from the warrant liability into the additional paid-in capital. The Company recognized a capital contribution of $248,303 million using a Black Scholes Option Pricing Model based on the following assumptions: stock price of $0.66, expected volatility of 76.0%, risk-free rate of 4.64% and expected term of 4.71 years.

On November 1, 2023, the remaining 4,044,352 April 2023 Convertible Note Warrants were reclassified from liability into equity following the exchange of the November 2022 Convertible Notes into Promissory Note (see Note 10) and resulting sufficient number of authorized shares being available for issuance of the warrants. The fair value of the warrant liability was $65,469 at the date of the reclassification.

The summary of the Company's outstanding common stock warrants at December 31, 2023 is as follows:

Description	Number of Warrants	Exercise price per share	Expiration Date
Private Placement Warrants	2,500,000	$11.50	11/1/2027
Public Warrants	2,875,000	$11.50	11/1/2027
April 2023 Convertible note warrants	3,868,060	$0.60	4/28/2028
April 2023 Convertible note warrants, related party	176,292	$0.60	4/28/2028
Outstanding Warrants	9,419,352

12.
Fair Value of Financial Instruments

The Company believes the carrying amounts of its cash and cash equivalent and debt approximate their fair values due to their near-term maturities. There were no transfers among Level 1, Level 2 or Level 3 categories in the years ended December 31, 2023 and 2022.

As of December 31, 2023 and 2022, the carrying amounts of the Company’s cash, accounts payable and accrued expenses approximate their respective fair values due to the short-term nature of these instruments.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at December 31, 2023
	Total	Level 1	Level 2	Level 3
				-
Derivative liability	361,704	—	—	361,704
Warrant liability	—	—	—	—
Total Liabilities	$361,704	$—	$—	$361,704

	Fair Value Measurement at December 31, 2022
	Total	Level 1	Level 2	Level 3
				-
Derivative asset	(13,000)	—	—	(13,000)
Derivative liability	166,000	—	—	166,000
Warrant liability	525,000	—	—	525,000
Total Liabilities	$678,000	$—	$—	$678,000

The table below presents the changes in Level 3 liabilities (assets) measured at fair value on a recurring basis during the years ended December 31, 2023 and 2022:

	White Lion Derivative Liability	Key Company Stockholder Forward Liability (Asset)	Forward Share Purchase Liability	Private Placement Warrants Liability	November 2022 Convertible Note Liability	April 2023 Conversion Feature Liability	April 2023 Convertible Notes Warrants Liability	December 2023 Conversion Feature Liability
Balance at January 1, 2022	$—	$—	$—	$—	$—	$—	$—	$—
Inception Date	1,900,000	—	—	—	165,000	—	—	—
Business Combination with Ignyte	—	12,000	68,110	450,000	—	—	—	—
Change in fair value	(1,899,000)	(25,000)	(68,110)	75,000	—	—	—	—
Balance at December 31, 2022	$1,000	$(13,000)	$—	$525,000	$165,000	$—	$—	$—
Inception Date	—	—	—	—	—	849,146	2,402,160	361,704
Extinguishment of Debt	—	—	—	—	(165,000)	—	—	—
Capital Contribution from Exercise of Warrants	—	—	—	—	—	—	(761,568)	—
Capital Contribution from Reclassification of Warrants	—	—	—	—	$—	—	(65,469)	—
Change in fair value	(1,000)	13,000	—	(525,000)	—	(849,146)	(1,575,123)	—
Balance at December 31, 2023	$—	$—	$—	$—	$—	$—	$—	$361,704

Key Company Stockholder Forward Purchase Liability

The Key Company Stockholder Forward Purchase Liability is accounted and fair valued under ASC 815, which is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. The significant unobservable inputs used to determine the fair value is the probability of the key company stockholder obtaining a margin loan and the Company meeting the NASDAQ listing requirements.

The fair value of the Key Company Stockholder Forward Purchase Agreement at December 31, 2022 was valued using a probability weighted scenario analysis with a Black Scholes Option Pricing Model based on a stock price of $4.21, expected volatility of 82.2%, risk-free rate of 4.5% and discounted at 0.5% for the probability of the Company closing the Business Combination Agreement, the key company stockholder obtaining a margin loan and the Company meeting the NASDAQ listing requirements. The fair value of the Key Company Stockholder Forward Purchase Agreement at December 31, 2023 was valued at $0 as the time to fund concluded on March 31, 2023, resulting in a change in fair value of derivative asset of $13,000 for the year ended December 31, 2023.

White Lion Derivative Liability

The White Lion Derivative Liability is valued using Monte Carlo simulation model and a such is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. The significant unobservable inputs used to determine the fair value were the projected volume weighed average share price at each trading date and the use of the maximum draw down potential. The fair value of the White Lion Purchase Agreement was $1,000 at December 31, 2022, and the change in fair value of the derivative liability was $1,899,000 for the year ended December 31, 2022. The fair value of the White Lion Purchase Agreement was $0 at December 31, 2023, and the change in fair value of the derivative liability was $1,000 for the year ended December 31, 2023.

The following weighted average assumptions were used in determining the fair value of the White Lion Purchase Agreement at December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Stock Price	$0.18	$4.19
Expected volatility	95.3%	81.0%
Risk-free interest rate	4.23%	4.16%
Discount related to the probability of timely filing all SEC documents and meeting the NASDAQ listing requirements	2.5%	0.3%
Expected dividend yield	—%	—%

April 2023 Convertible Note Warrants and Placement Agent Warrants

The April 2023 Convertible Note Warrants and Placement Agent Warrants are carried at fair value and fair valued using a Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market.

The fair value of the April 2023 Convertible Note Warrants, excluding the warrants held by the founder, as of December 31, 2023 was $0. On November 1, 2023, the remaining April 2023 Convertible Note Warrants were reclassified from liability into equity (see Note 10). The Company recorded a change in fair value of $1,552,578 through the reclassification date.

The fair value at December 31, 2023 for the remaining 176,292 April 2023 Convertible Note Warrants held by the founder was valued at $0. The Company recorded a change in fair value of $22,545 through the reclassification date.

The fair value of the April 2023 Convertible Note Warrants was determined using a Black Scholes Option Pricing Model based on the following assumptions at the reclassification date:

Stock price	$0.08
Expected volatility	74.9%
Risk-free interest rate	4.65%
Expected term (in years)	4.49
Expected dividend yield	0%

Private Placement Warrants

The fair value of the Private Placement Warrants was estimated using a Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. The fair value at December 31, 2023 and 2022 was valued at $0 and $525,000, respectively, using a Black Scholes Option Pricing Model based on the following assumptions:

	As of December 31,
	2023	2022
Stock Price	$0.18	$4.19
Expected volatility	84.0%	30.0%
Risk-free interest rate	4.01%	3.99%
Expected term (in years)	3.84	4.84
Expected dividend yield	—%	—%

April 2023 Conversion Feature Liability

The fair value of April 2023 Conversion Feature Liability was estimated using a Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market.

At December 31, 2023, the fair value of the April 2023 Conversion Feature Liability related to the 2023 April Convertible Notes was valued at $0 using a Black Scholes Option Pricing Model based on the following assumptions:

December 31,
2023
Stock Price	$0.18
Expected volatility	73.7%
Risk-free interest rate	4.68%
Expected term (in years)	0.08
Expected dividend yield	—%

The Company recorded a change in fair value of $560,436 for the year ended December 31, 2023.

At December 31, 2023, the fair value of the April 2023 Conversion Feature Liability related to the 2023 April Convertible Notes, related party was valued at $0 using a Black Scholes Option Pricing Model based on the following assumptions:

December 31,
2023
Stock Price	$0.18
Expected volatility	73.7%
Risk-free interest rate	4.68%
Expected term (in years)	0.08
Expected dividend yield	—%

The Company recorded a change in fair value of $288,710 for the year ended December 31, 2023.

December 2023 Conversion Feature Liability

The fair value of the December 2023 Conversion Feature Liability was estimated based on the probability weighted settlement scenarios, which is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. The fair value of the derivative liability related to the Automatic Conversion Feature was estimated at $0.4 million by applying the probability of a business combination of 50% to the Automatic Discount of 43%. The fair value of the derivative liability related to the Optional Conversion Feature was deemed immaterial as the probability that the Company is listed on a public exchange in absence of a business combination prior to the maturity of the December 2023 Convertible Notes was deemed minimal.
13.
Grant Revenue

Government grants

The Company has one active government grant with the Department of Defense, US Army Medical Research Acquisition Activity. This grant is for work on a COVID-19 therapeutic with a potential of $4.0 million, awarded in stages starting in January 2021 and with potential stages running through September 2026. Funding from the grant is received after expenditures have been incurred by the Company pursuant to the pre-approved statement of work and upon submission of a detailed voucher. The Grant is governed by the DoD Grant and Agreement Regulations, a subsection of the Code of Federal Regulations and requires the Company to provide financial and technical reports on a periodic basis to the Department of Defense.

For the years ended December 31, 2023 and 2022, grant revenue of approximately $0.4 million and $0.6 million, respectively, was recognized from this grant. Approximately $2.5 million in funding remains available for this grant at December 31, 2023.

14.
Income Taxes

The components of (loss) income before income taxes are as follows:

	Year Ended December 31,
	2023	2022
Domestic	(12,614,259)	(10,222,781)
Foreign	(211,658)	(2,939,936)
Total	(12,825,917)	(13,162,717)

	Year Ended December 31,
Components of Tax Expense	2023	2022
Current — Federal		$3,000
Current — State		(42,000)
Total current	—	(39,000)
Deferred — Federal	$(2,701,000)	$(1,984,000)
Deferred — State	(1,061,000)	(639,000)
Deferred — Foreign	16,297,000	(1,603,000)
Change in Valuation Allowance	(12,535,000)	4,191,000
Total deferred	—	(35,000)
(Benefit from) provision for income taxes	$—	$(74,000)
Effective income tax rate	—%	0.56%

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate for the years ended December 31, 2023 and 2022 as follows:

	Year Ended December 31,
	2023	2022
Tax computed at federal statutory rate	21.00%	21.00%
State Tax Provision/(Benefit) net of federal benefit	7.84%	4.86%
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal tax rate	(0.39)%	0.36%
Permanent difference related to change in fair value of derivatives	1.37%	(1.91)%
Permanent difference related to change in fair value of convertible notes	3.44%	—%
Permanent difference related to interest expense on convertible notes	(4.40)%	—%
Return to Provision	1.17%	8.83%
Change in valuation allowance	97.73%	(31.84)%
Warrants issued on conversion	—%	(0.74)%
Reduction in Foreign Jurisdiction Tax Rate	(127.76)%	—%
Income Tax Provision/(Benefit)	—%	0.56%

The effective income tax rate is based upon the income for the year, the composition of the income in Korea, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits or other tax contingencies. Our effective tax rate for the fiscal year 2023 differed from the U.S. Federal statutory rate of 21.0% primarily due to our composition of Korean earnings, the decrease in Korean tax benefits due to the company’s reasonable expectation that any future benefits would be realized at the lowest Korean corporate tax rate, the company’s permanent differences arising from changes in fair value of derivatives, convertible notes and accretion interest expense recognized on convertible note and the change in the valuation allowance. Our effective tax rate for the fiscal year 2022 differed from the U.S. Federal statutory rate of 21.0% primarily due to our composition of Korean earnings and change in valuation allowance.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. Significant components of deferred tax assets (liabilities) at December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Deferred tax assets
Federal Net Operating Loss	2,241,000	964,000
State Net Operating Loss	839,000	297,000
Foreign Net Operating Loss	8,886,000	24,965,000
Foreign Tax Credits	375,000	379,000
Foreign Accruals	421,000	936,000
Accruals	1,100,000	615,000
Capitalized Start up Costs	238,000	209,000
Capitalized Section 174 R&D	725,000	437,000
Right of Use Operating Lease ASC 842	1,242,000	1,183,000
Total deferred tax assets	16,067,000	29,985,000
Deferred tax liabilities
Right of Use Operating Lease ASC 842	—	(1,030,000)
Depreciation	(37,000)	(88,000)
Total deferred tax liabilities	(37,000)	(1,118,000)
Total net deferred tax assets	16,030,000	28,867,000
Less: valuation allowance	(16,030,000)	(28,867,000)
Net deferred tax assets	—	—

Deferred income taxes reflect future tax effects of temporary differences between the tax and financial reporting basis of the Corporation’s assets and liabilities measured using enacted tax laws and statutory tax rates applicable to the periods when the temporary differences will affect taxable income. When necessary, deferred tax assets are reduced by a valuation allowance, if based on the weight of available positive and negative evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company has $16.0 million and $28.9 million, respectively, in valuation allowance against its deferred tax assets.

The Company decreased its valuation allowance by $300,000 due to currency fluctuations on foreign net operating losses. In addition, the company determined, that based on current and forecasted earnings of the Korean entity, the future tax benefits of the Korean deferred tax assets would be realized at the lower corporate tax rate of 9%. Therefore, there was a decrease of $16.4 million to the Korean deferred tax asset and valuation allowance. The overall impact to the valuation allowance for the year was a net decrease of $12.8 million.

At December 31, 2023, the Company has U.S net operating losses (“NOL”) carryforwards of $10.7 million, with an indefinite carryforward, state NOL carryforwards of $10.5 million which will expire at various dates beginning 2042 and Korean NOL carryforwards of $99 million which will expire at various dates beginning in 2025.

The Korean NOLs carryover for 2022 are historical NOLs generated in years prior to the acquisition that stay with the corporate entity. NOLs generated prior to 2020 have a 10 year carryover, and NOLs generated in years 2020 and later have a 15 year carryforward.

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

As of December 31, 2023, we have not provided taxes on undistributed earnings of our foreign subsidiaries, which may be subject to foreign withholding taxes upon repatriation, as we consider these earnings indefinitely reinvested. Our indefinite reinvestment determination is based on the future operational and capital requirements of our domestic and foreign operations. We expect our international cash and cash equivalents and marketable securities will continue to be used for our foreign operations and therefore do not anticipate repatriating these funds. As of December 31, 2023, it is not practical to calculate the unrecognized deferred tax liability on these earnings due to the complexities of the utilization of foreign tax credits and other tax assets.

The Company files income tax returns in the U.S., Korea and various state jurisdictions. The Company is not currently under audit for the open years 2020 through 2023 in the U.S. federal and state tax jurisdictions and 2018 through 2023 in Korea. Carryforward attributes that were generated in earlier periods remain subject to examination to the extent the year in which they were used or will be used remains open for examination.

15.
Subsequent Events

The Company did not identify any subsequent events that require adjustment or disclosure in the consolidated financial statements, other than what has already been disclosed in the notes to the consolidated financial statements and below.

In January and February 2024, the Company completed additional closes of the December 2023 Convertible Notes pursuant to which (i) the Company issued new notes with the principal amount of $738,000 and (ii) $240,000 of April 2023 Convertible Notes were exchanged for December 2023 Convertible Notes.

In January 2024, we received proceeds from a Senior Secured Promissory Note (the “Secured Note”) in the amount of $750,000 from our founder and director, Hoyoung Huh (the “Key Company Stockholder”). In accordance with the terms of the Secured Note, the Company, together with its subsidiaries, also entered into a Security Agreement with Dr. Huh (the “Security Agreement”). The Secured Note has a maturity date on January 23, 2025 and carries an interest rate of 15% per annum. As security for payment of the Secured Note, the Security Agreement grants and assigns to Dr. Huh a security interest in all of the assets of the Company and its subsidiaries.

In May 2024, the Company entered into a secured convertible promissory note agreement pursuant to which the Company issued convertible notes in the aggregate principal amount of $1,324,500 (the “May 2024 Convertible Notes”).

In July 2024, the Company completed a final closing of the May 2024 Convertible Notes and entered into a secured convertible promissory note agreement pursuant to which the Company issued convertible notes in the aggregate principal amount of $2,175,000 (the “May 2024 Convertible Notes”).

The May 2024 Convertible Notes carry an interest rate of 10% per annum, have a maturity date of December 18, 2024. The terms of the May 2024 Convertible Notes provide for automatic conversion of the outstanding principal amount of the notes and all accrued and unpaid interest upon a business combination (as defined in the agreement) into the Company common stock at the Conversion Price. The Conversion Price is determined by reference to the purchase price payable in connection with such business combination, multiplied by 50%, where the price per share of the common stock is determined by reference to the 30-day volume weighted average price of our common stock on the public exchange immediately prior to conversion. In conjunction with the May 2024 Convertible Notes, we entered into the Security Agreement which grants and assigns the May 2024 convertible note holders a senior security interest in all of the assets of the Company and its subsidiaries.

In consideration for its services in respect of the financing described above, the Company paid Paulson Investment Company, LLC (the “May 2024 Placement Agent”) the commission of $200,000. Further, upon conversion of the May 2024 Convertible Notes into Common Stock of the Company, the May 2024 Placement Agent will receive shares of restricted common stock of the Company equal to 4% of the total number of shares of common stock received upon conversion of May 2024 Convertible Notes on certain notes with a principal value of $2,500,000.