Form 10-Q
period 2024-03-31
Peak Bio, Inc.
filed 2024-08-23
CIK 1834645

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of August 23, 2024, the registrant had 23,124,888 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PEAK BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2024	2023
	(Unaudited)
Assets
Current assets
Cash	$68,612	$381,649
Prepaid expenses and other current assets	1,489,142	1,992,458
Total current assets	1,557,754	2,374,107
Property and equipment, net	121,263	153,108
Restricted cash	60,000	60,000
Other noncurrent assets	9,200	9,200
Total assets	$1,748,217	$2,596,415
Liabilities and deficit
Current liabilities
Accounts payable	$5,785,212	$5,862,435
Accrued expenses	3,930,651	3,576,768
Operating lease liability	4,524,012	4,439,235
Insurance financing note	315,997	631,993
Derivative liability	688,255	361,704
Promissory note	350,000	350,000
Convertible notes	3,479,638	2,872,131
Convertible notes, related party	1,551,637	1,527,078
Related party loans	1,651,370	901,370
Total current liabilities	22,276,772	20,522,714
Other noncurrent liabilities	—	230,650
Total liabilities	22,276,772	20,753,364
Commitments and contingencies (Note 8)
Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value of $0.0001 per share; 60,000,000 shares authorized; 23,124,888 shares issued and outstanding as of March 31, 2024 and December 31, 2023	2,312	2,312
Additional paid-in capital	19,949,103	19,918,594
Accumulated deficit	(40,606,184)	(38,171,483)
Accumulated other comprehensive income	126,214	93,628
Total stockholders' deficit	(20,528,555)	(18,156,949)
Total liabilities and stockholders' deficit	$1,748,217	$2,596,415

See accompanying notes to the unaudited condensed consolidated financial statements.

PEAK BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended, March 31
	2024	2023
Revenue
Grant revenue	$—	$13,854
Total revenue	—	13,854
Operating expenses
Research and development	70,269	713,106
General and administrative	2,134,559	3,004,823
Impairment loss on operating right-of-use asset	—	3,513,999
Total operating expenses	2,204,828	7,231,928
Operating loss	(2,204,828)	(7,218,074)
Other income (expense)
Interest income	2	6
Interest expense	(323,140)	(61,386)
Change in fair value of warrant liability	—	525,000
Change in fair value of derivative liability	(114,709)	(12,000)
Cancellation of trade liability	207,967	—
Other (expense) income	7	(380)
Total other income (expense), net	(229,873)	451,240
Net loss	$(2,434,701)	$(6,766,834)
Other comprehensive income (loss):
Foreign currency translation	32,586	71,576
Total comprehensive loss	$(2,402,115)	$(6,695,258)
Basic and diluted weighted average shares outstanding	23,124,888	19,837,782
Basic and diluted net loss per share	$(0.11)	$(0.34)

See accompanying notes to the unaudited condensed consolidated financial statements.

PEAK BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2022	19,782,747	$1,978	$17,219,593	$29,518	$(25,345,566)	$(8,094,477)
Issuance of common stock under White Lion Purchase Agreement as a financing fee	412,763	41	249,959	—	—	250,000
Share-based compensation	—	—	165,007	—	—	165,007
Foreign currency translation	—	—	—	71,576	—	71,576
Net loss	—	—	—	—	(6,766,834)	(6,766,834)
Balance, March 31, 2023	20,195,510	$2,019	$17,634,559	$101,094	$(32,112,400)	$(14,374,728)

Balance, December 31, 2023	23,124,888	$2,312	$19,918,594	$93,628	$(38,171,483)	$(18,156,949)
Share-based compensation	—	—	30,509	—	—	30,509
Foreign currency translation	—	—	—	32,586	—	32,586
Net loss	—	—	—	—	(2,434,701)	(2,434,701)
Balance, March 31, 2024	23,124,888	$2,312	$19,949,103	$126,214	$(40,606,184)	$(20,528,555)

See accompanying notes to the unaudited condensed consolidated financial statements.

PEAK BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(2,434,701)	$(6,766,834)
Adjustment to reconcile net loss to net cash used in operating activities
Share-based compensation	30,509	165,007
Depreciation	31,845	41,409
Accretion of discount on convertible notes payable	159,149	40,797
Change in fair value of warrant liability	—	(525,000)
Change in fair value of derivative liability	114,709	12,000
Cancellation of trade liability	(207,967)	—
Issuance of shares for financing fee	—	250,000
Impairment loss on operating right-of-use-asset	—	3,513,999
Loss on disposal of equipment	—	79,495
Amortization of right-of-use lease asset	—	167,073
Changes in operating assets and liabilities
Prepaid expenses and other current assets	502,733	764,112
Accounts payable	166,763	1,237,995
Accrued expenses and other current liabilities	365,161	212,920
Operating lease liability	84,777	(72,898)
Other noncurrent liabilities	(230,650)	(560,150)
Net cash used in operating activities	(1,417,672)	(1,440,075)
Cash flows from financing activities
Proceeds from issuance of April 2023 Convertible Notes, net of issuance costs	—	1,240,020
Proceeds from issuance of December 2023 Convertible Notes, net of issuance costs	674,160	—
Repayment of Insurance Financing Note	(315,997)	(345,591)
Proceeds from Founder Loans	—	250,000
Proceeds from Secured Founder Loan	750,000	—
Net cash provided by financing activities	1,108,163	1,144,429
Net decrease in cash	(309,509)	(295,646)
Effect of exchange rate changes on cash	(3,528)	25,232
Cash and restricted cash, beginning of year	441,649	894,591
Cash and restricted cash, end of year	$128,612	$624,177
Components of cash, cash equivalents and restricted cash
Cash	68,612	564,177
Restricted cash	60,000	60,000
Total cash, cash equivalents and restricted cash	128,612	624,177
Supplemental disclosures of non-cash financing activities:
Cash paid for interest	$50,947	$—
Cash paid for taxes	$—	$—
Non-cash investing and financing activities:
Exchange of April 2023 Convertible Note for December 2023 Convertible Note	$250,600	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

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

At the Effective Time, each warrant and option to purchase capital stock of the Company outstanding immediately prior to the Effective Time will be exchanged for a warrant or option to purchase a number of Akari ordinary shares or Akari ADSs, as determined by Akari, based on the Exchange Ratio.

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

Going Concern

The Company has incurred net losses since inception, and has an accumulated deficit of $40.6 million as of March 31, 2024. The Company incurred net losses of $2.4 million and $6.8 million for the three months ended March 31, 2024 and 2023, respectively. Since April 1, 2024, the Company raised aggregate gross proceeds of approximately $3.5 million from the issuance of May 2024 Convertible Notes (see Note 14). The Company expects to incur significant expenses and operating losses for the foreseeable future as it continues its efforts to identify product candidates and seek regulatory approvals within its portfolio.

The Company will need additional financing to fund its ongoing activities and to close the Merger with Akari. The Company may raise this additional funding through the sale of equity, debt financing or other capital sources, including potential collaborations with other companies or other strategic transactions and funding under government contracts.

The Company may be unable to raise additional funds or enter into other arrangements when needed on favorable terms, or at all. There can be no assurances that other sources of financing will be available. Due to these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or classification of liabilities that might result from the outcome of the uncertainties discussed above.

On January 6, 2023, the Company received a determination letter (the “Determination Letter”) from the Panel to delist the Company’s common stock and warrants from Nasdaq. Nasdaq suspended trading in Company’s common stock and warrants effective at the open of business on January 10, 2023. Following the suspension from Nasdaq, the Company’s securities are trading on the OTC Markets’ “OTC Pink Market” tier, which in turn impacted the Company's ability to raise capital.

2.
Summary of Significant Accounting Policies

For the three months ended March 31, 2024, there have been no changes to the significant accounting policies as disclosed in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Consolidated Financial Statements”).

Unaudited Financial Information

The Company’s unaudited condensed consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation.

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

The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on August 5, 2024 (the “2023 Form 10-K”).

The accompanying consolidated balance sheet as of December 31, 2023 has been derived from the audited balance sheet as of December 31, 2023 contained in the Company’s 2023 Form 10-K. Results of operations for interim periods are not necessarily indicative of the result of operations for a full year.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include but are not limited to fair value of the Company’s stock, stock-based compensation expense, warrant liability, derivative liability, and discount rates used to establish operating lease liability. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Restricted Cash

Restricted cash as of March 31, 2024 and December 31, 2023 consists of $60,000 in a restricted bank account established to secure the Company’s credit cards.

Impairment of Long-lived Assets

Long-lived assets consist primarily of property and equipment, and operating right-of-use assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. No impairment losses were recognized during the three months ended March 31, 2024. The Company recognized an impairment loss on its operating right-of-use assets, totaling $3,513,999 during the three months ended March 31, 2023 (see Note 7).

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

The December 2023 Convertible Notes (see Note 10) are contingently convertible notes and are not included for purposes of calculating the number of diluted shares outstanding as the number of dilutive shares is based on a non-market based conversion contingency that had not been met in the reporting periods presented herein.

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

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	March 31,	December 31,
	2024	2023
Common stock options	1,363,108	1,698,754
Common stock warrants	9,419,352	9,419,352
April 2023 Convertible Notes convertible into common stock	5,127,945	5,493,515

Recently Adopted Accounting Standards

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

Recently Issued Accounting Standards Not Yet Adopted

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

There were no other recently issued but not yet effective accounting pronouncements that will have a material effect on the accompanying unaudited condensed consolidated financial statements.

3.
Prepaid and other current assets

Prepaid and other current assets consist of the following:

	March 31,	December 31,
	2024	2023
Prepaid directors and officers insurance current policies	$855,914	$1,222,734
Prepaid directors and officers insurance run-off policies	605,383	638,404
Other prepaid expenses	27,845	56,128
Other receivables	—	75,192
Prepaid and other current assets	$1,489,142	$1,992,458

4.
Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2024	2023
Professional Fees	$54,643	$43,552
Accrued compensation	3,559,656	3,322,454
Other	316,352	210,762
Total accrued expenses	$3,930,651	$3,576,768

As of March 31, 2024, $3,231,112 of compensation due to current and former directors and officers is included in accrued compensation. As of December 31, 2023, $3,038,399 of compensation was due to current and former directors and officers, of which $2,807,749 was included in accrued expenses and $230,650 was included in other noncurrent liabilities.

Other noncurrent liabilities of $230,650 as of December 31, 2023, are related to the founder and director's forwent salary under an employment contract dated January 2022, that is repayable through February 2025. Amounts repayable within one year are classified as accrued expenses and amounts repayable in more than one year are recognized as noncurrent liabilities. As of March 31, 2024, no amounts related to the January 2022 employment contract were included in noncurrent liabilities.

5.
Share-Based Compensation

The Company’s Long Term Incentive Plan (the “Plan”) became effective on November 1, 2022. Pursuant to the Plan, 4,150,470 shares of Common Stock have been reserved for issuance under the Plan. Under the provisions of the Plan, the stock options shall be granted at an exercise price per share equal to at least the fair market value of the shares of common stock on the date of grant stock options and would generally have a term of 10 years. Stock options currently outstanding under the Plan generally vest on the second-year anniversary date of grant and exercisable at any time after the grant date.

The following table summarizes the stock option activity:

	Number of Options	Weighted-average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2023	1,698,754	$5.28	1.9	$—
Granted	—	$—
Cancelled/Forfeited	(335,646)	$0.51
Exercised	—	$—
Outstanding at March 31, 2024	1,363,108	$6.46	2.2	$—
Exercisable at March 31, 2024	1,363,108	$6.46	2.2	$—

In February 2023, the Company extended the term of 335,646 vested options to allow the exercise of these options for an additional one year period. As a result, the Company recorded an expense of $16,782 included in general and administrative expenses during the three months ended March 31, 2023. The fair value was determined using a Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended March 31,
2023
Expected volatility	79.3%
Risk-free interest rate	4.66%
Expected term (in years)	1.0
Expected dividend yield	0%

For the three months ended March 31, 2024 and 2023, the share-based compensation expense was $30,509 and $165,007, respectively. As of March 31, 2024, there was no unrecognized compensation cost and all issued and outstanding stock options were exerciseable.

The following table summarizes information related to share-based compensation expense recognized in the unaudited condensed consolidated statements of operations and comprehensive loss related to the equity awards:

	Three Months Ended March 31,
	2024	2023
Research and development	$19,027	$102,488
General and administrative	11,482	62,519
Total equity-based compensation	$30,509	$165,007

6.
Related Party Transactions and Shared Service Costs

On March 1, 2022, the Company and pH Pharma Co., Ltd entered into an administrative services and facilities agreement whereby pH Pharma Co., Ltd would perform services, functions and responsibilities for the Company. Under the agreement, the Company paid pH Pharma Co., Ltd $100,000 per month through August 30, 2022 and $15,000 per month from September 1, 2022 through February 28, 2023 based on the estimated value of the services to be performed. Additionally, the Company reimbursed pH Pharma Co., Ltd $3,000 per month in lease payments from March 1, 2022 through February 28, 2023. At December 31, 2023, the balance payable to pH Pharma Co., Ltd under this agreement was $309,534, which was included in accounts payable in the consolidated balance sheet. On January 31, 2024, the Company and pH Pharma Co., Ltd entered into a settlement agreement, settled the outstanding debt for a one-time payment of $85,000, resulting in $207,967 recognized during three months ended March 31, 2024 in cancellation of trade liability, and terminated the administrative services and facilities agreement. The Company recognized $0 and $36,357 expenses under the administrative services and facilities agreement for the three months ended March 31, 2024 and 2023, respectively.

On April 1, 2024, the Company and pH Pharma Co., Ltd entered into an administrative services agreement whereby pH Pharma Co., Ltd will perform investor relations services, functions and responsibilities on behalf of the Company in the Republic of Korea. Under the agreement, the Company is obligated to pay pH Pharma Co., Ltd. a one-time fee of $230,000 for the services performed from January 1, 2024 through April 30, 2024 and a monthly fee of $10,000 per month for services rendered from May 1, 2024 through July 31, 2024. At March 31, 2024, the amounts accrued to pH Pharma Co., Ltd under this agreement totaled $172,500, included in accounts payable in the unaudited condensed consolidated balance sheets. The Company recognized $172,500 expense under this administrative services agreement for the three months ended March 31, 2024.

7.
Leases

In October 2021, the Company entered into a lease for laboratory and office facilities in Palo Alto, California (the “Palo Alto Lease”). The Palo Alto Lease expires in April 2027 and has a five-year renewal option. Base rent for this lease is approximately $89,000 monthly with annual escalations of 3%. Pursuant to the terms of the lease, the Company received from the lessor approximately $300,000 for tenant improvements. The Company is required to repay this amount over the remaining term of the lease with 7% interest. The Company has applied the guidance in ASC 842 and has determined that this lease should be classified as an operating lease.

In March 2023, the Company vacated, and returned possession of, the premises to the lessor. As a result, the Company recognized a loss of $3,513,999 on the abandonment of its operating right-of-use asset during the three months ended March 31, 2023. The Company made no payments on the lease starting on January 1, 2023 through March 31, 2024. In February 2023, the landlord filed a lawsuit against the Company claiming compensation for damages resulting from the breach of the lease. On June 3, 2024, the landlord was awarded a default judgment against the Company for $796,773; however, the Company is still in the process of negotiating a settlement with the landlord and the lease has not been terminated. Accordingly, the lease obligation is classified as a current liability in the Company's balance sheet.

Rent expense for the three months ended March 31, 2024 and 2023 was $101,618 and $272,489, respectively. Interest expense for the three months ended March 31, 2024 and 2023 was $84,777 and $104,213, respectively.

8.
Commitments and Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations, except as discussed in Note 7. At each reporting period, the Company evaluates known claims to determine whether a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.

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

The Company incurred zero expenses under this agreement as no milestones have been achieved since inception, and no products were sold from inception through March 31, 2024.

9.
Debt

Related Party Loans

Founder Loans

In May 2021, the Company received proceeds from a loan in the amount of approximately $750,000 from its chairman and founding chief executive officer, Dr. Hoyoung Huh (“the Founder”). The loan, which was scheduled to mature on May 31, 2022, bore interest at a rate of 1.0% per annum. The loan could be prepaid by the Company at any time prior to maturity with no prepayment penalties.

In August 2021, the Company received proceeds from the additional loan in the amount of approximately $750,000 from the Founder (together with the May 2021 loan, “Founder Loans”). The loan, which was scheduled to mature on July 31, 2022, bore interest at a rate of 1.0% per annum. The loan could be prepaid by the Company at any time prior to maturity with no prepayment penalties.

The Company made a $150,000 payment on the Founder Loans in December 2022. On April 28, 2023, the Company settled $448,940 of the principal and $26,830 of accrued interest through the issuance of the April 2023 Convertible Notes, related party (see below).

As of March 31, 2024 and December 31, 2023, the outstanding balance was $901,060 under the Founder Loans, included in the related party loans on the unaudited condensed consolidated balance sheet. The interest expense on the Founder Loans totaled $0 and $3,586 for the three months ended March 31, 2024 and 2023, respectively.

Secured Founder Loan

In January 2024, the Company received proceeds from a Senior Secured Promissory Note (the “Secured Founder Loan”) in the amount of $750,000 from the Founder. In accordance with the terms of the Secured Founder Loan, the Company, together with its subsidiaries, also entered into a Security Agreement with the Founder (the “Security Agreement”). The Secured Note has a maturity date on January 23, 2025 and carries an interest rate of 15% per annum. As security for payment of the Secured Note, the Security Agreement grants and assigns to the Founder the security interest in all of the assets of the Company and its subsidiaries.

The interest expense on the Secured Founder Loan totaled $20,959 and $0 for the three months ended March 31, 2024 and 2023, respectively.

Promissory Note

On November 1, 2022, the Company issued $1,512,500 in convertible notes (the “November 2022 Convertible Notes”). The convertible notes accrued interest at a rate of 8% per annum and had the maturity date of October 31, 2023, provided however that the Company agreed to make mandatory prepayments on this note (which were first be applied to accrued interest and then to principal) from time to time in amounts equal to 15% of the gross proceeds received by the Company from any equity lines, forward purchase agreements or other equity financings consummated by Company prior to the maturity date. The November 2022 Convertible Notes were convertible at the maturity date at the option of the holder in all or part of the principal and/or accrued interest into shares of common stock of the Company at a per share conversion price equal to 90% of the volume weighted average price of a share of common stock of the Company for the five trading days immediately prior to the maturity date. The Company determined that the conversion upon maturity represented an embedded derivative that was subject to bifurcation and separate accounting with the change in the fair value recorded as other expense during each reporting period under the guidance in Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”) (the “November 2022 Convertible Note Liability”). The fair value of the November 2022 Convertible Note Liability at the issuance date was estimated at $165,000. The Company allocated the proceeds from the November 2022 Convertible Note first to the embedded derivative with the remaining proceeds allocated to the notes, which resulted in a discount on the convertible notes of $165,000 which was amortized to interest expense over the term of the convertible notes.

On November 1, 2023, the Company entered into an amendment to the November 2022 Convertible Notes whereby the principal amount of the notes was reduced from $1,512,500 to $650,000, the interest was reduced to 6% per annum, the maturity was extended to December 31, 2024 and the conversion terms were removed. Further, the amendment required the Company to make a payment of $300,000 by December 31, 2023, which was made in December 2023. The remaining balance of $378,622 including the accrued interest through the maturity date, is due on December 31, 2024. The amendment to the November 2022 Convertible Notes was accounted as an exchange into a promissory note (the “Promissory Note”) under the trouble debt restructuring (“TDR”) guidance in ASC Subtopic 470-60, Debt – Troubled Debt Restructurings by Debtors (“ASC 470-60”). Under the TDR guidance, the Company recognized a gain on debt extinguishment of $998,878 for the year ended December 31, 2023.

As of March 31, 2024 and December 31, 2023, the outstanding balance on the Promissory Note was $378,622, including principal of $350,000 and $28,622 in accrued interest.

The interest expense on November 2022 Convertible Note totaled $0 and $47,827, including amortization of the discount of $47,827, for the three months ended March 31, 2024 and 2023, respectively.

April 2023 Convertible Notes

On April 28, 2023, the Company entered into separate subscription agreements (the “2023 Convertible Note and Warrant Subscription Agreements”) under which the Company issued the convertible promissory notes in the principal amount of $2,195,034 (the “April 2023 Convertible Notes”) and 3,658,390 warrants for the Company’s common stock (the “2023 Convertible Note Warrants”). The April 2023 Convertible Notes bear interest at a rate of 6% per annum until their maturity date of October 28, 2023 and a default rate of 10% per annum thereafter. As at December 31, 2023 and March 31, 2024, the April 2023 Convertible Notes are in default. The April 2023 Convertible Notes are convertible at any time from the issuance date at the option of the holder into the Company’s common stock at $0.60 per share (the “April 2023 Conversion Feature”). The 2023 Convertible Note Warrants have the five year term and are exercisable at any time from the issuance date at the exercise price of $0.60 per share.

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

At the issuance date, the proceeds from the April 2023 Convertible Notes were allocated to the April 2023 Convertible Note Warrants and the April 2023 Conversion Feature Liability based on their fair values of $1,527,640 and $560,436, respectively, with the remaining proceeds allocated to the convertible notes. The resulting discount on the April 2023 Convertible Notes was accreted into the interest expense over the term of the convertible notes using the effective interest method. The fair value of the Placement Agent Warrants at the issuance date and the cash commission were capitalized and amortized into the interest expense over the term of the convertible notes using the effective interest method. The Company is in default on the April 2023 Convertible Notes, however, the Company has not received demands for repayment through the filing date of these unaudited condensed consolidated financial statements.

In December 2023, certain holders of April 2023 Convertible Notes agreed to exchange the aggregate amount of $187,950 of April 2023 Convertible Notes, including the accrued interest, into the same amount of December 2023 Convertible Notes (see below).

In January 2024, additional holders of April 2023 Convertible Notes agreed to exchange the aggregate amount of $250,600 of April 2023 Convertible Notes, including the accrued interest, into the same amount of December 2023 Convertible Notes (see below).

The Company recorded interest expense of $44,376 and $0, including amortization of discount of $0 and $0, for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, the outstanding balance on the April 2023 Convertible Notes was approximately $1,863,698, including principal of $1,775,034 and accrued interest of $88,663.

April 2023 Convertible Notes, related party

On April 28, 2023, the Company entered into a subscription agreement with its founder and director to exchange $1,130,775 in outstanding Founder Loans into the same amount of convertible promissory note with the same terms as the April 2023 Convertible Notes and 1,884,625 April 2023 Convertible Note Warrants. The amounts converted included $448,940 of principal and $26,830 accrued interest due under the 2021 Founder Loans, $400,000 of principal and $3,806 of interest due under the Venn Loan, and $250,000 of principal and $1,199 of accrued interest due under the March 2023 Founder Loan. The Company accounted for the issuance of the April 2023 convertible notes payable, related party, as a debt extinguishment in accordance with ASC 470 and recognized a loss of approximately $1,014,368 during the year ended December 31, 2023. As at December 31, 2023 and March 31, 2024, the April 2023 Convertible Note, related party was in default.

At the issuance date, the carrying value of the April 2023 Convertible Notes was reduced by the fair value of the related April 2023 Convertible Note Warrants and the April 2023 Conversion Feature Liability of $786,967 and $288,710, respectively, with the remaining proceeds allocated to the convertible notes. The April 2023 Conversion Feature Liability related to the April 2023 Convertible Notes, related party, was valued using a Black Scholes Option Pricing Model. The initial fair value was determined to be $0.3 million based on the following assumptions: stock price of $0.655, expected volatility of 66.5%, risk-free rate of 4.94% and expected term of 0.5 years. The resulting discount on the April 2023 Convertible Notes, related party was accreted into the interest expense over the term of the convertible notes using the effective interest method. The Company is in default on the April 2023 Convertible Notes, related party. However, the Company has not received demands for repayment through the filing date of these unaudited condensed consolidated financial statements.

The Company recorded interest expense of approximately $28,269 and $0, including amortization of discount of $0 and $0 for the three months ended March 31, 2024 and March 31, 2023, respectively. At March 31, 2024, the outstanding balance of the April 2023 Convertible Notes, related party, was approximately $1,184,801, including principal of $1,130,775 and accrued interest of $54,026.

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

In January and February 2024, the Company completed additional closes of the December 2023 Convertible Notes pursuant to which the Company issued the notes with the principal amount of $738,000. In addition, at those date, the holders of April 2023 Convertible Notes agreed to exchange the aggregate amount of $250,600 of April 2023 Convertible Notes, including the accrued interest, into the same amount of December 2023 Convertible Notes.

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

In consideration for its services in respect of the financing described above, the Company paid Paulson Investment Company, LLC (the “December 2023 Placement Agent”) the commission of $83,600 and $63,840 for the December 2023 issuances and the January and February 2024 issuances, respectively. Further, upon conversion of the December 2023 Convertible Notes into Common Stock of the Company, the December 2023 Placement Agent will receive shares of restricted common stock of the Company equal to (i) 4% of the total number of shares of common stock received upon conversion of the December 2023 Convertible Notes issued for new capital and (ii) 1% of the total number of shares of common stock received upon conversion of the December 2023 Convertible Notes issued for the exchange for April 2023 Convertible Notes. The cash commission to the December 2023 Placement Agent was capitalized and amortized into the interest expense over the term of the convertible notes using the effective interest method. The Company accounted for the issuance of the common stock shares to the Placement Agent under ASC 718 as equity-based compensation based on a performance condition. As the issuance of the common stock shares to the December 2023 Placement Agent upon conversion of the notes was deemed not probable both at issuance date and March 31, 2024, no expense was recorded for the three months ended March 31, 2024 related to this equity based compensation and had no impact on the interest expense for the three months ended March 31, 2024.

The Company determined that both the Automatic Conversion Feature and the Optional Conversion Feature are subject to bifurcation under the guidance in ASC 815 as variable-share redemption features at a discount. The Company recognized the total derivative liability of $573,546 and $0 for the Automatic Conversion Feature and the Optional Conversion Feature, respectively, at the issuance dates (together, the “December 2023 Conversion Feature Liability”). The fair value of the derivative liability related to the Automatic Conversion Feature was estimated by applying the probability of a business combination of 50% to the Automatic Discount of 43%. The fair value of the derivative liability related to the Optional Conversion Feature was immaterial as the probability that the Company is listed on a public exchange in absence of a business combination prior to the maturity of the December 2023 Convertible Notes was deemed minimal.

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

The Company recorded interest expense of $186,775 for the three months ended March 31, 2024, including amortization of the discount on the convertible notes and the commission to the December 2023 Placement Agent of $134,590. At March 31, 2024, the outstanding principal balance of the December 2023 Convertible Notes was $1,704,603 plus accrued interest of $55,183.

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

The Company recorded interest expense of $37,025 during the three months ended March 31, 2024 on the December 2023 Convertible Notes, related party, including amortization of the discount on the convertible notes of $24,559. At March 31, 2024, the outstanding principal balance of the December 2023 Convertible Notes, related party, was $420,862 plus accrued interest of $14,247.

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

The Company recognized $5,736 and $7,608 in interest expenses related the Insurance Financing for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the balance on the Insurance Financing Note was $315,997.

10.
Stockholders' Equity

Key Company Stockholder Agreements

On April 5, 2023, the Company received notice from its founder and director informing the Company that he would not consummate the purchase of the Key Company Stockholder Forward Purchase Agreement as a result of the Company’s failure to satisfy the condition to be listed on Nasdaq as required by the agreement. As a result, the Company cancelled and retired the 1,930,501 shares of common stock being held in escrow and recognized $13,000 loss on extinguishment of the Key Company Stockholder Forward Purchase Liability in the second quarter of 2023.

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

As at March 31, 2024 and December 31, 2023, the Company had no outstanding purchase notices issued to White Lion.

Public Warrants

In November 2022, upon consummation of the Business Combination, the Company assumed 2,875,000 public warrants from Ignyte Acquisition Corporation. Each whole warrant entitles the holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants became exercisable 30 days after the completion of the Business Combination. However, no warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within a specified period following the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the shares of common stock for the 5 trading days ending on the trading day prior to the date of exercise. The warrants will expire on the fifth anniversary of the completion of an initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

There were no exercises or forfeitures of the Public Warrants during the three months ended March 31, 2024.

Private Placement Warrants

In November 2022, upon consummation of the Business Combination, the Company assumed 2,500,000 Private Placement Warrants from Ignyte Acquisition Corporation. Each Private Placement Warrant will entitle the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment.

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

The following weighted average assumptions were used in determining the fair value of the Private Placement Warrants at March 31, 2024:

March 31,
2024
Expected volatility	100%
Risk-free interest rate	4.40%
Expected term (in years)	3.59
Expected dividend yield	0%

There were no exercises or forfeitures of the Private Placement Warrants during the three months ended March 31, 2024.

April 2023 Convertible Note Warrants

On April 28, 2023, in connection with the April 2023 Convertible Notes and April 2023 Convertible Notes, related party, the Company issued 5,752,685 warrants to purchase the Company's common stock at $0.60 per share.

On June 22, 2023, the founder and director exercised 666,667 of the April 2023 Convertible Note Warrants for total proceeds of $400,000. The fair value of the April 2023 Convertible Note Warrants at the exercise date was $244,261 which was reclassified from the warrant liability into the additional paid-in capital. The Company recognized a capital contribution of $244,261 using a Black Scholes Option Pricing Model based on the following assumptions: stock price of $0.598, expected volatility of 72.0%, risk-free rate of 4.03% and expected term of 4.85 years.

On July 20, 2023, the founder and director exercised 458,333 of the April 2023 Convertible Note Warrants for total proceeds of $275,000. The fair value of the April 2023 Convertible Note Warrants at the exercise date was $269,004 which was reclassified from the warrant liability into the additional paid-in capital. The Company recognized a capital contribution of $269,004 related to the fair value of the April 2023 Convertible Note Warrants at the exercise date, which as determined using a Black Scholes Option Pricing Model based on the following assumptions: stock price of $0.84, expected volatility of 76.2%, risk-free rate of 4.43% and expected term of 4.78 years.

On August 14, 2023, Company's founder and director exercised 583,333 of the April 2023 Convertible Note Warrants for a total purchase price of $350,000. The fair value of the April 2023 Convertible Note Warrants at the exercise dates was $248,303 which was reclassified from the warrant liability into the additional paid-in capital. The Company recognized a capital contribution of $248,303 million using a Black Scholes Option Pricing Model based on the following assumptions: stock price of $0.66, expected volatility of 76.0%, risk-free rate of 4.64% and expected term of 4.71 years.

On November 1, 2023, the remaining 4,044,352 April 2023 Convertible Note Warrants were reclassified from liability into equity following the exchange of the November 2022 Convertible Notes into Promissory Note (see Note 10) and resulting sufficient number of authorized shares being available for issuance of the warrants. The fair value of the warrant liability was $65,469 at the reclassification date.

The summary of the Company's outstanding common stock warrants at March 31, 2024 is as follows:

Description	Number of Warrants	Exercise price per share	Expiration Date
Private Placement Warrants	2,500,000	$11.50	11/1/2027
Public Warrants	2,875,000	$11.50	11/1/2027
April 2023 Convertible note warrants	3,868,060	$0.60	4/28/2028
April 2023 Convertible note warrants, related party	176,292	$0.60	4/28/2028
Total	9,419,352

11.
Fair Value of Financial Instruments

The Company believes the carrying amounts of its cash, accounts payable and accrued expenses, and debt balances approximate their fair values due to their near-term maturities. There were no transfers among Level 1, Level 2 or Level 3 categories.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy

	Fair Value Measurement at March 31, 2024
	Total	Level 1	Level 2	Level 3
				-
Derivative liability	688,255	—	—	688,255
Warrant liability	Less than $1	—	—	Less than $1
Total Liabilities	$688,255	$—	$—	$688,255

	Fair Value Measurement at December 31, 2023
	Total	Level 1	Level 2	Level 3
				-
Derivative liability	361,704	—	—	361,704
Warrant liability	Less than $1	—	—	Less than $1
Total Liabilities	$361,704	$—	$—	$361,704

The table below presents the changes in Level 3 liabilities (assets) measured at fair value on a recurring basis during the three months ended March 31, 2024 and 2023:

	White Lion Derivative Liability	Key Company Stockholder Forward Liability (Asset)	Private Placement Warrants Liability	November 2022 Convertible Note Liability	April 2023 Conversion Feature Liability	April 2023 Convertible Notes Warrants Liability	December 2023 Conversion Feature Liability
Balance at January 1, 2023	$1,000	$(13,000)	$525,000	$165,000	$—	$—	$—
Change in fair value	(1,000)	13,000	(525,000)	—	—	—	—
Balance at March 31, 2023	$—	$—	$—	$165,000	$—	$—	$—

Balance at January 1, 2024	$—	$—	$—	$—	$—	$—	$361,704
Issuance of December 2023 Convertible Notes	—	—	—	—	—	—	211,842
Change in fair value	—	—	—	—	—	—	114,709
Balance at March 31, 2024	$—	$—	$—	$—	$—	$—	$688,255

White Lion Derivative Liability

The White Lion Derivative Liability is valued using Monte Carlo simulation model and a such is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. The significant unobservable inputs used to determine the fair value were the projected volume weighed average share price at each trading date and the use of the maximum draw down potential. The fair value of the White Lion Derivative Liability at March 31, 2023 of $1,000 was determined using the Monte Carlo Model based on the projected stock price of $0.65, expected volatility of 78%, risk-free rate of 3.84% and discounted by 5.0% for the probability of the Company timely filing all SEC documents and meeting the OTC Market listing requirements. The fair value of the White Lion Purchase Agreement was $0 at March 31, 2024.

The following weighted average assumptions were used in determining the fair value of the White Lion Purchase Agreement at March 31, 2024 and March 31, 2023:

	March 31,	March 31,
	2024	2023
Stock Price	$0.01	$0.65
Expected volatility	86.1%	78.0%
Risk-free interest rate	4.66%	3.84%
Discount related to the probability of timely filing all SEC documents and meeting the NASDAQ listing requirements	2.5%	5.0%
Expected dividend yield	—%	—%

April 2023 Convertible Note Warrants and Placement Agent Warrants

The April 2023 Convertible Note Warrants and Placement Agent Warrants were accounted as a liability at the issuance date and were fair valued using a Black Scholes Option Pricing Model, and is considered to be a Level 3 fair value measurement, as the fair value of the instruments was determined based on significant inputs not observable in the market. On November 1, 2023, all outstanding April 2023 Convertible Note Warrants were reclassified from liability into equity (see Note 10).

The fair value of the April 2023 Convertible Note Warrants at the reclassification date was based on the following assumptions:

Stock price	$0.08
Expected volatility	74.9%
Risk-free interest rate	4.65%
Expected term (in years)	4.49
Expected dividend yield	0%

Private Placement Warrants

The fair value of the Private Placement Warrants was estimated using a Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. The fair value of the Private Placement Warrants at both March 31, 2024 and March 31, 2023 was $0.

The fair value of the Private Placement Warrants was based on the following assumptions:

	March 31,	March 31,
	2024	2023
Stock Price	$0.01	$0.65
Expected volatility	100.0%	14.0%
Risk-free interest rate	4.40%	4.59%
Expected term (in years)	3.59	4.59
Expected dividend yield	—%	—%

April 2023 Conversion Feature Liability

On January 1, 2024, on adoption of ASU 2020-06, the April 2023 Conversion Feature Liability met the derivative accounting scope exception and the conversion feature no longer required bifurcation form the April 2023 Convertible Notes and 2023 April 2023 Convertible Notes, related party. On January 1, 2024, the fair value of the fair value of the April 2023 Conversion Feature Liability was $0.

December 2023 Conversion Feature Liability

The fair value of the December 2023 Conversion Feature Liability was estimated based on the probability weighted settlement scenarios, which is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. At March 31, 2024, the fair value of the derivative liability related to the Automatic Conversion Feature was estimated at $688,256 by applying the probability of a business combination of 60% to the Automatic Discount of 43%. At March 31, 2024, the fair value of the derivative liability related to the Optional Conversion Feature was deemed immaterial as the probability that the Company is listed on a public exchange in absence of a business combination prior to the maturity of the December 2023 Convertible Notes was deemed minimal.

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

For the three months ended March 31, 2024 and 2023, grant revenue of $0 and $13,854, respectively was recognized from this grant. Approximately $2.5 million in funding remains available for this grant at March 31, 2024

13.
Income Taxes

The Company did not provide for any income taxes for the three months ended March 31, 2024 and 2023. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is not more likely than not that the Company will realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of March 31, 2024 and December 31, 2023. The Company recognized tax expense of $0 for the three months ended March 31, 2024 and 2023.

14.
Subsequent Events

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

The May 2024 Convertible Notes carry an interest rate of 10% per annum, have a maturity date of December 18, 2024. The terms of the May 2024 Convertible Notes provide for automatic conversion of the outstanding principal amount of the notes and all accrued and unpaid interest upon a business combination (as defined in the agreement) into the Company common stock at the Conversion Price. The Conversion Price is determined by reference to the purchase price payable in connection with such business combination, multiplied by 50%, where the price per share of the common stock is determined by reference to the 30-day volume weighted average price of our common stock on the public exchange immediately prior to conversion. In conjunction with the May 2024 Convertible Notes, the Company entered into the Security Agreement which grants and assigns the May 2024 convertible note holders a senior security interest in all of the assets of the Company and its subsidiaries.

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

Former Employee Wage Claim

On August 14, 2024, the Company received from the California Labor Commissioner’s Office notice of a claim submitted by a former employee seeking recovery of unpaid wages, statutory liquidated damages and waiting time penalties in the total amount of approximately $32,800. The Labor Commissioner’s Office has scheduled a settlement conference to be held on November 19, 2024. The Company’s management is currently investigating the claimant’s allegations to determine if an amount or range of amounts of losses related to the claim is probable and reasonably estimable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of Peak Bio’s financial condition and results of operations together with Peak Bio’s unaudited interim condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2023. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to plans and strategy for Peak Bio’s business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors” of this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2023, Peak Bio’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from Peak Bio’s forward-looking statements. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Unless otherwise indicated or the context otherwise requires, references in this Peak Bio’s Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “Peak Bio,” “we,” “us,” “our” and other similar terms refer to Peak Bio Co., Ltd prior to the Ignyte Business Combination and to Peak Bio, Inc. and its consolidated subsidiaries after giving effect to the Business Combination.

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

We do not have any products available for commercial sale, and we have not generated any product revenue from our portfolio of product candidates. Our ability to generate revenue sufficient to achieve profitability, if ever, will depend on the successful development and eventual commercialization of our potential therapies, which we expect, if it ever occurs, will take a number of years. The research and development efforts require significant amounts of additional capital and adequate personnel infrastructure. There can be no assurance that our research and development activities will be successfully completed, or that our potential therapies will be commercially viable.

We have incurred significant losses since the commencement of our operations. Our net loss was $2.4 million for the three months ended March 31, 2024 and $12.8 million and $13.1 million for the years ended December 31, 2023 and 2022, respectively. Since the end of March 31, 2024, we raised $3.5 million from the issuance of May 2024 Convertible Notes. We expect to incur significant expenses and operating losses for the foreseeable future as we continue our efforts to identify product candidates and seek regulatory approvals within our portfolio.

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or classification of liabilities that might result from the outcome of the uncertainties discussed above.

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

Financing

Secured Promissory Note

In January 2024, we received proceeds from a Senior Secured Promissory Note (the “Secured Founder Loan”) in the amount of $750,000 from our founder and director, Dr. Huh. In accordance with the terms of the Secured Founder Loan, we, also entered into a Security Agreement with Dr. Hue (the “Security Agreement”). The Secured Note has a maturity date on January 23, 2025 and carries an interest rate of 15% per annum. As security for payment of the Secured Note, the Security Agreement grants and assigns to the Founder the security interest in all of the assets of the Company and its subsidiaries.

December 2023 Convertible Note

In December, 2023, we raised proceeds from the issuance of convertible promissory notes in the aggregate principal amount of $1,000,000 (the “December 2023 Convertible Notes”). In addition, certain holders of April 2023 Convertible Notes agreed to exchange the aggregate amount of $187,950 of April 2023 Convertible Notes, including the accrued interest, into the same amount of December 2023 Convertible Notes.

In January and February 2024, we completed additional closes of the December 2023 Convertible Notes pursuant to which the Company issued the notes with the principal amount of $738,000. In addition, at those date, the holders of April 2023 Convertible Notes agreed to exchange the aggregate amount of $250,600 of April 2023 Convertible Notes, including the accrued interest, into the same amount of December 2023 Convertible Notes.

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

In consideration for its services in respect of the financing described above, we paid the Placement Agent a commission of $187,811. Further, upon conversion of the December 2023 Convertible Notes into Common Stock of the Company, the Placement Agent will receive shares of restricted Common Stock of the Company equal to (i) 4% of the total number of shares of Common Stock received upon conversion of the December 2023 Convertible Notes issued for the aggregate principal of $2,238,000 new capital and (ii) 1% of the total number of shares of Common Stock received upon conversion of the December 2023 Convertible Notes issued for the aggregate principal of $438,550 in exchange of the April 2023 Convertible Notes.

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

In September 2023, we issued notices to purchase the total of 729,000 common shares to White Lion for the total proceeds of $105,317. We issued no notices to purchase securities during the three months ended March 31, 2024.

Components of Results of Operations

Our unaudited condensed consolidated financial statements for the three months ended March 31, 2024 include the accounts of Peak Bio Co., Ltd. and its subsidiary, Peak Bio CA., Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Results of Operations for the three months ended March 31, 2024 and 2023

The following table provides our selected financial information:

	Three Months Ended March 31,		Change
	2024	2023	Amount
Revenues	$—	$13,854	$(13,854)
Operating expenses
Research and development	70,269	713,106	(642,837)
General and administrative	2,134,559	3,004,823	(870,264)
Impairment Loss	—	3,513,999	(3,513,999)
Total operating expenses	2,204,828	7,231,928	(5,027,100)
Loss from operations	(2,204,828)	(7,218,074)	5,013,246
Other income (expense), net	(229,873)	451,240	(681,113)
Loss before income tax expense	$(2,434,701)	$(6,766,834)	$4,332,133

Revenue

Our revenue has historically been generated through grants from government organizations. The total revenue for government grants was $0 and $13,854 for the three months ended March 31, 2024 and 2023, respectively. We performed no work under the government grant with the Department of Defense, US Army Medical Research Acquisition Activity during the three months ended March 31, 2024.

Research and Development Expense

The following table summarizes our research and development expenses:

	Three Months Ended March 31,
	2024	2023
Third-party direct project expenses
PHP-303	$10,884	$21,611
PH-1 ADC Platform	18,904	58,272
General program expenses and other pre-clinical programs	—	—
Total third-party direct project expenses	29,788	79,883
Other research and development costs
Personnel costs	35,246	401,734
Facilities and other costs	5,235	231,489
Total other research and development costs	40,481	633,223
Total research and development expenses	$70,269	$713,106

Research and development expense decreased by $0.6 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to the decrease in personnel costs of $0.3 million driven by a reduction of R&D headcount during 2023 and a decrease in facility related and other costs, following the abandonment of our premises in Palo Alto, California of $0.2 million.

General and Administrative Expense

General and administrative expense decreased by $0.9 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to a decrease in personnel costs of $0.4 million driven by a reduction of general and administrative personnel during 2023, decrease in facility related expense $0.2 million, and a decrease in professional fees related to public filings of $0.1 million.

Impairment Loss on Operating Lease Right-of-Use Asset

We recognized an impairment loss on the operating lease right-of-use asset of $3.5 million due to the abandonment of the premises in Palo Alto, California for the three months ended March 31, 2023.

Other Income, Net

Other income, net decreased by $0.7 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to the increase in interest expense, partially offset by the other income of $0.2 million related to the settlement of liability with a related party. Also, during the three months ended March 31, 2023, we recognized the gain on the fair value adjustment to the warrant liability of $0.5 million, with no similar gain recognized during the three months ended March 31, 2024.

We recognized an additional $0.3 million in interest expense, including the amortization of related discounts, during the three months ended March 31, 2024 as compared to the prior period, related to the November 2022 Convertible Notes, April 2023 Convertible Notes and December 2023 Convertible Notes.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $2.4 million for the three months ended March 31, 2024 and $12.8 million and $13.1 million for the years ended December 31, 2023 and 2022, respectively. At March 31, 2024 we had cash of $0.1 million.

Since the beginning of 2024, we raised aggregate gross proceeds of approximately $0.7 million from the issuance of December 2023 Convertible Notes, $0.75 million from the issuance of Secured Founder Loan and $3.5 million from the issuance of May 2024 Convertible Notes.

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

Cash Flows Discussion

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(1,417,672)	$(1,440,075)
Net cash used in investing activities	—	—
Net cash provided by financing activities	1,108,163	1,144,429
Net (decrease) increase in cash, cash equivalents and restricted cash	$(309,509)	$(295,646)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was the same as the net cash used for the three months ended March 31, 2023. Although the operating expenses decreased by $1.4 million in 2024 as compared to 2023, this decrease was offset by the increase in accounts payable and accruals due to the timing of the cash outlays. The decrease in the operating expenses is due to the reduction in facilities expenses, reduction in headcount of general and administrative employees, and decreases in direct project expenses related to the PHP-303 program, the PH-1 ADC Platform, and other general and pre-clinical programs as a result of delays in our ongoing and planned research activities .

Investing Activities

During the three months ended March 31, 2024 and 2023, there was no net cash used in investing activities.

Financing Activities

During the three months ended March 31, 2024 net cash provided by financing activities was driven by the net proceeds from additional closes of the December 2023 Convertible Notes in the amount of $0.7 million and proceeds from a related party loan of $0.7 million, partially offset by repayment of the Insurance Financing Payable of $0.3 million.

During the three months ended March 31, 2023 net cash provided by financing activities was driven by the net proceeds from advances payable of $1.2 million and proceeds from a related party loan of $0.3 million, partially offset by repayment of the Insurance Financing Payable of $0.3 million.

Contractual Obligations and Commitments

In October 2021, we entered into a lease for laboratory and office facilities in Palo Alto, California that expires in March 2027 with a five-year renewal option and opened a secured letter of credit with a third-party financial institution in lieu of a security deposit for $177,000. Base rent for this sublease is approximately $89,000 monthly with annual escalations of 3%. In March 2023, we vacated the premises and returned possession of the premises to the landlord in April 2023. The full amount of the security deposit has been applied to back rent and we are still responsible for the outstanding payments under the lease. In June 2024, the landlord was awarded a default judgment against the Company in the amount of $796,773, primarily representing past due rent which is included in the operating lease liability. The Company is in the process of negotiating a settlement with the landlord.

On March 1, 2022, the Company and pH Pharma Co., Ltd entered into an administrative services and facilities agreement whereby pH Pharma Co., Ltd would perform services, functions and responsibilities for the Company. Under the agreement, the Company paid pH Pharma Co., Ltd $100,000 per month through August 30, 2022 and $15,000 per month from September 1, 2022 through February 28, 2023 based on the estimated value of the services to be performed. Additionally, the Company reimbursed pH Pharma Co., Ltd $3,000 per month in lease payments from March 1, 2022 through February 28, 2023. At December 31, 2023, the balance payable to pH Pharma Co., Ltd under this agreement was $309,534, which was included in accounts payable in the consolidated balance sheet. On January 31, 2024, the Company and pH Pharma Co., Ltd entered into a settlement agreement, settled the outstanding debt for a one-time payment of $85,000, resulting in $207,967 recognized during three months ended March 31, 2024 in cancellation of trade liability, and terminated the administrative services and facilities agreement. The Company recognized $0 and $36,357 expenses under the administrative services and facilities agreement for the three months ended March 31, 2024 and 2023, respectively.

On April 1, 2024, the Company and pH Pharma Co., Ltd entered into an administrative services agreement whereby pH Pharma Co., Ltd will perform investor relations services, functions and responsibilities on behalf of the Company in the Republic of Korea. Under the agreement, the Company is obligated to pay pH Pharma Co., Ltd. a one-time fee of $230,000 for the services performed from January 1, 2024 through April 30, 2024 and a monthly fee of $10,000 per month for services rendered from May 1, 2024 through July 31, 2024. At March 31, 2024, the amounts accrued to pH Pharma Co., Ltd under this agreement totaled $230,000, included in accounts payable in the unaudited condensed consolidated balance sheets. The Company recognized $172,500 expense under this administrative services agreement for the three months ended March 31, 2024.

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

Our significant accounting policies and estimates are described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on August 5, 2024, which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.

There have been no material changes to our critical accounting policies and estimates as from the date upon which we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 with the SEC.

Recently Adopted Accounting Standards

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

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies the accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for such exception and simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 on January 1, 2024.

On January 1, 2024, on adoption of ASU 2020-06, the Company determined that the April 2023 Conversion Feature Liability met the derivative accounting scope exception and the conversion feature no longer required bifurcation form the April 2023 Convertible Notes and April 2023 Convertible Notes, related party (see Note 10). On January 1, 2024, the fair value of the fair value of the April 2023 Conversion Feature Liability was zero. Therefore, the adoption had no impact on the Company’s unaudited condensed consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

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

There were no other recently issued but not yet effective accounting pronouncements that will have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q due to material weaknesses in our internal control over financial reporting as describe below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (United States) Auditing Standard No. 2201) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses:

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
o
Completeness and proper cut-off of accrued liabilities;
o
Evaluation of third-party financial reporting advisors' capabilities and the monitoring and evaluation of the accuracy and completeness of their work product;
o
Timely closings as required to maintain compliance with reporting deadlines under applicable Securities and Exchange Commission regulations; and
o
Accuracy of diluted earnings per share calculation.
•
The Company experienced difficulties in applying complex accounting principles including:
o
Financial instruments accounted for under ASC 480 and ASC 815-10;
o
Differentiating between contractual liabilities and gain and loss contingencies; and
o
Fair value measurements.

Planned Remediation

Management continues to work to improve its controls related to our material weaknesses, specifically implementing improved processes and internal controls, and hiring outside consultants, to ensure the proper application of accounting practices and guidance. We also intend to increase our accounting staff as soon as economically feasible and sustainable to remediate these material weaknesses. These material weaknesses will not be considered to be remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded that these controls are operating effectively.

Changes in Internal Control

Except for the hiring of outside consultants as noted above, there has been no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. At each reporting date, we evaluate whether a potential loss amount or a potential range of loss in respect of legal proceedings is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. We expense the costs related to our legal proceedings as incurred.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition, or results of operations. There have been no material changes in or additions to the risk factors referred to in the previous sentence.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
10.1

Form of Convertible Note Agreement, dated May 28, 2024, by and between Peak Bio, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2024).

10.2

Form of Convertible Note Agreement, dated July 12, 2024, by and between Peak Bio, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2023).

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

PEAK BIO, INC.

Date: August 23, 2024	By:	/s/ Stephen LaMond
Stephen LaMond
Interim Chief Executive Officer and Director
(principal executive officer)

Date: August 23, 2024	By:	/s/ Divya Patel
Divya Patel
Acting Chief Financial Officer

(principal financial and accounting officer)