Form 10-Q
period 2024-06-30
Peak Bio, Inc.
filed 2024-08-23
CIK 1834645

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PEAK BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2024	2023
	(Unaudited)
Assets
Current assets
Cash	$235,774	$381,649
Prepaid expenses and other current assets	1,095,939	1,992,458
Total current assets	1,331,713	2,374,107
Property and equipment, net	31,807	153,108
Restricted cash	60,000	60,000
Other noncurrent assets	11,136	9,200
Total assets	$1,434,656	$2,596,415
Liabilities and deficit
Current liabilities
Accounts payable	$5,471,565	$5,862,435
Accrued expenses	4,402,454	3,576,768
Operating lease liability	4,603,516	4,439,235
Insurance financing note	—	631,993
Derivative liability	1,853,694	361,704
Promissory note	350,000	350,000
Convertible notes	3,932,130	2,872,131
Convertible notes, related party	1,760,629	1,527,078
Related party loans	1,651,370	901,370
Total current liabilities	24,025,358	20,522,714
Other noncurrent liabilities	—	230,650
Total liabilities	24,025,358	20,753,364
Commitments and contingencies (Note 8)
Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value of $0.0001 per share; 60,000,000 shares authorized; 23,124,888 shares issued and outstanding as of June 30, 2024 and December 31, 2023	2,312	2,312
Additional paid-in capital	19,949,103	19,918,594
Accumulated deficit	(42,684,051)	(38,171,483)
Accumulated other comprehensive income	141,934	93,628
Total stockholders' deficit	(22,590,702)	(18,156,949)
Total liabilities and stockholders' deficit	$1,434,656	$2,596,415

See accompanying notes to the unaudited condensed consolidated financial statements.

PEAK BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended, June 30		For the Six Months Ended, June 30
	2024	2023	2024	2023
Revenue
Grant revenue	$—	$—	$—	$13,854
Total revenue	—	—	—	13,854
Operating expenses
Research and development	108,643	371,154	178,912	1,084,260
General and administrative	1,281,985	2,299,058	3,416,544	5,303,880
Impairment loss on operating right-of-use asset	—	—	—	3,513,999
Total operating expenses	1,390,628	2,670,212	3,595,456	9,902,139
Operating loss	(1,390,628)	(2,670,212)	(3,595,456)	(9,888,285)
Other income (expense)
Interest income	1	20	3	26
Interest expense	(448,962)	(998,548)	(772,102)	(1,059,934)
Change in fair value of warrant liability	—	(712,857)	—	(187,857)
Change in fair value of derivative liability	(238,289)	(548,233)	(352,998)	(560,233)
Other (expense) income	11	(29)	18	(409)
Cancellation of trade liability	—	—	207,967	—
Loss on extinguishment of debt	—	(1,014,368)	—	(1,014,368)
Total other income (expense), net	(687,239)	(3,274,015)	(917,112)	(2,822,775)
Net loss	$(2,077,867)	$(5,944,227)	$(4,512,568)	$(12,711,060)
Other comprehensive income (loss):
Foreign currency translation	15,720	10,366	48,305	81,942
Total comprehensive loss	$(2,062,147)	$(5,933,861)	$(4,464,263)	$(12,629,118)
Basic and diluted weighted average shares outstanding	23,124,888	20,254,118	23,124,888	20,047,100
Basic and diluted net loss per share	$(0.09)	$(0.29)	$(0.20)	$(0.63)

See accompanying notes to the unaudited condensed consolidated financial statements.

PEAK BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2022	19,782,747	$1,978	$17,219,593	$29,518	$(25,345,566)	$(8,094,477)
Issuance of common stock under White Lion Purchase Agreement as a financing fee	412,763	41	249,959	—	—	250,000
Share-based compensation	—	—	165,007	—	—	165,007
Foreign currency translation	—	—	—	71,576	—	71,576
Net loss	—	—	—	—	(6,766,834)	(6,766,834)
Balance, March 31, 2023	20,195,510	$2,019	$17,634,559	$101,094	$(32,112,400)	$(14,374,728)
Issuance of common stock upon exercise of April 2023 Convertible Note Warrants	666,667	67	644,194	—	—	644,261
Capital Contribution from the Extinguishment of Ignyte Sponsor Promissory Note	—	—	211,643	—	—	211,643
Share-based compensation	—	—	133,437	—	—	133,437
Foreign currency translation	—	—	—	10,366	—	10,366
Net loss	—	—	—	—	(5,944,227)	(5,944,227)
Balance, June 30, 2023	20,862,177	$2,086	$18,623,833	$111,460	$(38,056,627)	$(19,319,248)

Balance, December 31, 2023	23,124,888	$2,312	$19,918,594	$93,628	$(38,171,483)	$(18,156,949)
Share-based compensation	—	—	30,509	—	—	30,509
Foreign currency translation	—	—	—	32,586	—	32,586
Net loss	—	—	—	—	(2,434,701)	(2,434,701)
Balance, March 31, 2024	23,124,888	$2,312	$19,949,103	$126,214	$(40,606,184)	$(20,528,555)
Foreign currency translation	—	—	—	15,720	—	15,720
Net loss	—	—	—	—	(2,077,867)	(2,077,867)
Balance, June 30, 2024	23,124,888	$2,312	$19,949,103	$141,934	$(42,684,051)	$(22,590,702)

See accompanying notes to the unaudited condensed consolidated financial statements.

PEAK BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(4,512,568)	$(12,711,060)
Adjustment to reconcile net loss to net cash used in operating activities
Share-based compensation	30,509	298,444
Depreciation	53,585	77,238
Accretion of discount on convertible notes payable	423,283	994,944
Change in fair value of warrant liability	—	187,857
Change in fair value of derivative liability	352,998	560,233
Loss on extinguishment of debt	—	1,014,368
Cancellation of trade liability	(207,967)	—
Issuance of shares for financing fee	—	250,000
Impairment loss on operating right-of-use-asset	—	3,513,999
Loss on disposal of equipment	1,216	79,495
Amortization of right-of-use lease asset	—	167,073
Changes in operating assets and liabilities
Prepaid expenses and other current assets	895,591	1,262,146
Other noncurrent asset	(1,936)	—
Accounts payable	(128,820)	1,517,293
Accrued expenses and other current liabilities	837,409	647,879
Operating lease liability	164,281	26,734
Other noncurrent liabilities	(230,650)	(560,150)
Net cash used in operating activities	(2,323,069)	(2,673,507)
Cash flows from investing activities
Sale of property and equipment	66,500	—
Net cash used in investing activities	66,500	—
Cash flows from financing activities
Proceeds from exercise of warrants	—	400,000
Proceeds from issuance of April 2023 Convertible Notes, net of issuance costs	—	2,069,231
Proceeds from issuance of December 2023 Convertible Notes, net of issuance costs	674,160	—
Proceeds from issuance of May 2024 Convertible Notes, net of debt issuance costs	1,324,500	—
Repayment of Insurance Financing Note	(631,993)	(691,182)
Proceeds from Founder Loans	—	250,000
Proceeds from Secured Founder Loan	750,000	—
Net cash provided by financing activities	2,116,667	2,028,049
Net decrease in cash	(139,902)	(645,458)
Effect of exchange rate changes on cash	(5,973)	25,236
Cash and restricted cash, beginning of year	441,649	894,591
Cash and restricted cash, end of year	$295,774	$274,369
Components of cash, cash equivalents and restricted cash
Cash	235,774	214,369
Restricted cash	60,000	60,000
Total cash, cash equivalents and restricted cash	295,774	274,369
Supplemental disclosures of non-cash financing activities:
Cash paid for interest	$56,683	$—
Cash paid for taxes	$—	$—
Non-cash investing and financing activities:
Exchange of April 2023 Convertible Note for December 2023 Convertible Note	$250,600	$—
Capital Contribution from Extinguishment of Ignyte Sponsor Promissory Note	$—	$211,643
Exchange of related party loans for convertible notes, related party	$—	$1,130,775
Fair value of warrants issued with convertible notes, related party	$—	$786,967
Fair value of warrants issued with convertible notes	$—	$1,615,194
Fair value of derivative issued with convertible notes	$—	$849,146
Fair value of warrants exercised and reclassified to additional paid in capital	$—	$244,261

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

Going Concern

The Company has incurred net losses since inception, and has an accumulated deficit of $42.6 million as of June 30, 2024. The Company incurred net losses of $4.5 million and $12.7 million for the six months ended June 30, 2024 and 2023, respectively. Since July 1, 2024, the Company raised aggregate gross proceeds of approximately $2 million from the continued issuance of the May 2024 Convertible Notes (see Note 14). The Company expects to incur significant expenses and operating losses for the foreseeable future as it continues its efforts to identify product candidates and seek regulatory approvals within its portfolio.

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

2.
Summary of Significant Accounting Policies

For the six months ended June 30, 2024, there have been no changes to the significant accounting policies as disclosed in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Consolidated Financial Statements”).

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

Restricted Cash

Restricted cash as of June 30, 2024 and December 31, 2023 consists of $60,000 in a restricted bank account established to secure the Company’s credit cards.

Impairment of Long-lived Assets

Long-lived assets consist primarily of property and equipment, and operating right-of-use assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. No impairment losses were recognized during the three and six months ended June 30, 2024. The Company recognized an impairment loss on its operating right-of-use assets, totaling $3,513,999 during the six months ended June 30, 2023 (see Note 7).

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

The December 2023 Convertible Notes and the May 2024 Convertible Notes (see Note 10) are contingently convertible notes and are not included for purposes of calculating the number of diluted shares outstanding as the number of dilutive shares is based on a non-market based conversion contingency that had not been met in the reporting periods presented herein.

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

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	June 30,	December 31,
	2024	2023
Common stock options	1,363,108	1,698,754
Common stock warrants	9,419,352	9,419,352
April 2023 Convertible Notes convertible into common stock	5,249,020	5,493,515

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

3.
Prepaid and other current assets

Prepaid and other current assets consist of the following:

	June 30,	December 31,
	2024	2023
Prepaid directors and officers insurance current policies	$489,093	$1,222,734
Prepaid directors and officers insurance run-off policies	572,362	638,404
Other prepaid expenses	34,484	56,128
Other receivables	—	75,192
Prepaid and other current assets	$1,095,939	$1,992,458

4.
Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2024	2023
Professional Fees	$66,982	$43,552
Accrued compensation	3,840,473	3,322,454
Other	494,999	210,762
Total accrued expenses	$4,402,454	$3,576,768

As of June 30, 2024, $3,486,362 of compensation due to current and former directors and officers is included in accrued compensation. As of December 31, 2023, $3,038,399 of compensation was due to current and former directors and officers, of which $2,807,749 was included in accrued expenses and $230,650 was included in other noncurrent liabilities.

Other noncurrent liabilities of $230,650 as of December 31, 2023, are related to the founder and director's forwent salary under an employment contract dated January 2022, that is repayable through February 2025. Amounts repayable within one year are classified as accrued expenses and amounts repayable in more than one year are recognized as noncurrent liabilities. As of June 30, 2024, no amounts related to the January 2022 employment contract were included in noncurrent liabilities.

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

The following table summarizes the stock option activity:

	Number of Options	Weighted-average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2023	1,698,754	$5.28	1.9	$—
Granted	—	$—
Cancelled/Forfeited	(335,646)	$0.51
Exercised	—	$—
Outstanding at June 30, 2024	1,363,108	$6.46	1.9	$—
Exercisable at June 30, 2024	1,363,108	$6.46	1.9	$—

In February 2023, the Company extended the term of 335,646 vested options to allow the exercise of these options for an additional one year period. As a result, the Company recorded an expense of $16,782 included in general and administrative expenses during the six months ended June 30, 2023. The fair value was determined using a Black-Scholes option pricing model with the following weighted average assumptions:

Six Months Ended June 30,
2023
Expected volatility	79.3%
Risk-free interest rate	4.66%
Expected term (in years)	1.0
Expected dividend yield	0%

For the three months ended June 30, 2024 and 2023, the share-based compensation expense was $0 and $133,437, respectively. For the six months ended June 30, 2024 and 2023, the share-based compensation expense was $30,509 and $298,444, respectively. As of June 30, 2024, there was no unrecognized compensation cost and all issued and outstanding stock options were exerciseable.

The following table summarizes information related to share-based compensation expense recognized in the unaudited condensed consolidated statements of operations and comprehensive loss related to the equity awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$—	$98,385	$19,027	$200,873
General and administrative	—	35,052	11,482	97,571
Total equity-based compensation	$—	$133,437	$30,509	$298,444

6.
Related Party Transactions and Shared Service Costs

On March 1, 2022, the Company and pH Pharma Co., Ltd entered into an administrative services and facilities agreement whereby pH Pharma Co., Ltd would perform services, functions and responsibilities for the Company. Under the agreement, the Company paid pH Pharma Co., Ltd $100,000 per month through August 30, 2022 and $15,000 per month from September 1, 2022 through February 28, 2023 based on the estimated value of the services to be performed. Additionally, the Company reimbursed pH Pharma Co., Ltd $3,000 per month in lease payments from March 1, 2022 through February 28, 2023. At December 31, 2023, the balance payable to pH Pharma Co., Ltd under this agreement was $309,534, which was included in accounts payable in the consolidated balance sheet. On January 31, 2024, the Company and pH Pharma Co., Ltd entered into a settlement agreement, settled the outstanding debt for a one-time payment of $85,000, resulting in $207,967 recognized during three months ended March 31, 2024 in cancellation of trade liability, and terminated the administrative services and facilities agreement. The Company recognized $0 expenses under the administrative services and facilities agreement for the three months ended June 30, 2024 and 2023. The Company recognized $0 and $36,357 expenses under the administrative services and facilities agreement for the six months ended June 30, 2024 and 2023, respectively.

On April 1, 2024, the Company and pH Pharma Co., Ltd entered into an administrative services agreement whereby pH Pharma Co., Ltd will perform investor relations services, functions and responsibilities on behalf of the Company in the Republic of Korea. Under the agreement, the Company is obligated to pay pH Pharma Co., Ltd. a one-time fee of $230,000 for the services performed from January 1, 2024 through April 30, 2024 and a monthly fee of $10,000 per month for services rendered from May 1, 2024 through July 31, 2024. At June 30, 2024, the amounts accrued to pH Pharma Co., Ltd under this agreement totaled $15,489, included in accounts payable in the unaudited condensed consolidated balance sheets. The Company recognized $77,500 and $250,000 in expense under this administrative services agreement for the three and six months ended June 30, 2024, respectively.

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

Rent expense for the three months ended June 30, 2024 and 2023 was $94,090 and $117,344, respectively. Rent expense for the six months ended June 30, 2024 and 2023 was $195,708 and $389,833, respectively.

Interest expense for the three months ended June 30, 2024 and 2023 was $79,504 and $99,633, respectively. Interest expense for the six months ended June 30, 2024 and 2023 was $164,280 and $203,845, respectively.

8.
Commitments and Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations, except as discussed in Note 7. At each reporting period, the Company evaluates known claims to determine whether a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.

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

The Company incurred zero expenses under this agreement as no milestones have been achieved since inception, and no products were sold from inception through June 30, 2024.

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

As of June 30, 2024 and December 31, 2023, the outstanding balance was $901,060 under the Founder Loans, included in the related party loans on the unaudited condensed consolidated balance sheet. The interest expense on the Founder Loans totaled $0 and $3,585 for the three months ended June 30, 2024 and 2023, respectively. The interest expense on the Founder Loans totaled $0 and $7,172 for the six months ended June 30, 2024 and 2023, respectively.

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

The interest expense on the Secured Founder Loan totaled $27,740 and $0 for the three months ended June 30, 2024 and 2023, respectively. The interest expense on the Secured Founder Loan totaled $48,699 and $0 for the six months ended June 30, 2024 and 2023, respectively.

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

As of June 30, 2024 and December 31, 2023, the outstanding balance on the Promissory Note was $378,622, including principal of $350,000 and $28,622 in accrued interest.

The interest expense on November 2022 Convertible Note totaled $0 and $41,250, including amortization of the discount, for the three months ended June 30, 2024 and 2023, respectively. The interest expense on November 2022 Convertible Note totaled $0 and $89,078, including amortization of the discount, for the six months ended June 30, 2024 and 2023, respectively.

April 2023 Convertible Notes

On April 28, 2023, the Company entered into separate subscription agreements (the “2023 Convertible Note and Warrant Subscription Agreements”) under which the Company issued the convertible promissory notes in the principal amount of $2,195,034 (the “April 2023 Convertible Notes”) and 3,658,390 warrants for the Company’s common stock (the “2023 Convertible Note Warrants”). The April 2023 Convertible Notes bear interest at a rate of 6% per annum until their maturity date of October 28, 2023 and a default rate of 10% per annum thereafter. As at December 31, 2023 and June 30, 2024, the April 2023 Convertible Notes are in default. The April 2023 Convertible Notes are convertible at any time from the issuance date at the option of the holder into the Company’s common stock at $0.60 per share (the “April 2023 Conversion Feature”). The 2023 Convertible Note Warrants have the five year term and are exercisable at any time from the issuance date at the exercise price of $0.60 per share.

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

The Company recorded interest expense of $88,752 and $912,853, including amortization of discount of $0 and $892,461, for the six months ended June 30, 2024 and 2023, respectively. The Company recorded interest expense of $44,376 and $912,853, including amortization of discount of $0 and $892,461, for the three months ended June 30, 2024 and 2023, respectively. At June 30, 2024, the outstanding balance was $1,908,073, including principal of $1,775,034 and accrued interest of $133,039.

April 2023 Convertible Notes, related party

On April 28, 2023, the Company entered into a subscription agreement with its founder and director to exchange $1,130,775 in outstanding Founder Loans into the same amount of convertible promissory note with the same terms as the April 2023 Convertible Notes and 1,884,625 April 2023 Convertible Note Warrants. The amounts converted included $448,940 of principal and $26,830 accrued interest due under the 2021 Founder Loans, $400,000 of principal and $3,806 of interest due under the Venn Loan, and $250,000 of principal and $1,199 of accrued interest due under the March 2023 Founder Loan. The Company accounted for the issuance of the April 2023 convertible notes payable, related party, as a debt extinguishment in accordance with ASC 470 and recognized a loss of approximately $1,014,368 during the year ended December 31, 2023. As at December 31, 2023 and June 30, 2024, the April 2023 Convertible Note, related party was in default.

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

The Company recorded interest expense of approximately $28,269 and $32,147, including amortization of discount of $0 and $20,436 for the three months ended June 30, 2024 and 2023, respectively. The Company recorded interest expense of approximately $56,539 and $32,147, including amortization of discount of $0 and $20,436 for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, the outstanding balance of the April 2023 Convertible Notes, related party, was approximately $1,241,340, including principal of $1,130,775 and accrued interest of $110,565.

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

In consideration for its services in respect of the financing described above, the Company paid Paulson Investment Company, LLC (the “December 2023 Placement Agent”) the commission of $83,600 and $63,840 for the December 2023 issuances and the January and February 2024 issuances, respectively. Further, upon conversion of the December 2023 Convertible Notes into Common Stock of the Company, the December 2023 Placement Agent will receive shares of restricted common stock of the Company equal to (i) 4% of the total number of shares of common stock received upon conversion of the December 2023 Convertible Notes issued for new capital and (ii) 1% of the total number of shares of common stock received upon conversion of the December 2023 Convertible Notes issued for the exchange for April 2023 Convertible Notes. The cash commission to the December 2023 Placement Agent was capitalized and amortized into the interest expense over the term of the convertible notes using the effective interest method. The Company accounted for the issuance of the common stock shares to the Placement Agent under ASC 718 as equity-based compensation based on a performance condition. As the issuance of the common stock shares to the December 2023 Placement Agent upon conversion of the notes was deemed not probable both at issuance date and June 30, 2024, no expense was recorded for the three and six months ended June 30, 2024 related to this equity based compensation and had no impact on the interest expense for the three and six months ended June 30, 2024.

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

The Company recorded interest expense of $207,015 for the three months ended June 30, 2024, including amortization of the discount of $152,749 on the convertible notes. The Company recorded interest expense of $393,790 for the six months ended June 30, 2024, including amortization of the discount of $287,339 on the convertible notes. At June 30, 2024, the outstanding principal balance of the December 2023 Convertible Notes was $1,857,352 plus accrued interest of $109,449.

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

The Company recorded interest expense of $38,547 for the three months ended June 30, 2024, including amortization of the discount of $26,081 on the convertible notes. The Company recorded interest expense of $75,572 for the six months ended June 30, 2024, including amortization of the discount of $50,640 on the convertible notes. At June 30, 2024, the outstanding principal balance of the December 2023 Convertible Notes, related party, was $446,943 plus accrued interest of $26,713.

May 2024 Convertible Notes

On May 28, 2024, the Company issued secured convertible promissory notes in the aggregate principal amount of $824,500 (the “May 2024 Convertible Notes”). In accordance with the terms of the May 2024 Convertible Note, the Company, together with its subsidiaries, also entered into a Security Agreement with the Lenders (the “Security Agreement”). As security for payment of the Secured Note, the Security Agreement grants and assigns to the Lenders the security interest in all of the assets of the Company and its subsidiaries.

The May 2024 Convertible Notes bear an interest rate of 10% per annum and have a maturity date of December 18, 2024. The terms of the May 2024 Convertible Notes provide for automatic conversion of the outstanding principal amount of the May 2024 Convertible Notes and all accrued and unpaid interest upon a business combination (as defined in the agreement) into the Company common stock at the Conversion Price (the “Automatic Conversion Feature”). The Conversion Price is determined by reference to the purchase price payable in connection with such business combination, multiplied by 50%, where the price per share of the common stock is determined by reference to the 30-day volume weighted average price of the Company’s common stock on the public exchange immediately prior to conversion, resulting in 100% discount on the issuance price in the a business combination (the Automatic Discount”).

The Company determined that the Automatic Conversion Feature is subject to bifurcation under the guidance in ASC 815 as variable-share redemption features at a discount. The Company recognized the total derivative liability of $577,150 for the Automatic Conversion Feature at the issuance dates (the “May 2024 Conversion Feature Liability”). The fair value of the derivative liability related to the Automatic Conversion Feature was estimated by applying the probability of a business combination of 70% to the Automatic Discount of 100%.

At the issuance date, the proceeds from the May 2024 Convertible Notes were allocated to the May 2024 Conversion Feature Liability based on its fair value with the remaining proceeds allocated to the convertible notes. The resulting discount on the and the May 2024 Convertible Notes was accreted into the interest expense over the term of the convertible notes using the effective interest method.

The Company recorded interest expense of $59,847 for the three and six months ended June 30, 2024, including amortization of the discount of $52,393. At June 30, 2024, the outstanding principal balance of the May 2024 Convertible Notes was $299,744 plus accrued interest of $7,454.

May 2024 Convertible Notes, related party

On May 28, 2024, the Company issued a $500,000 in secured convertible notes to its founder and director on the same terms as the May 2024 Convertible Notes (“May 2024 Convertible Notes, related party”).

At the issuance date, the proceeds from the May 2024 Convertible Notes, related party, were allocated to the May 2024 Conversion Feature Liability based on its fair value of $350,000 with the remaining proceeds allocated to the convertible notes. The resulting discount on the May 2024 Convertible Notes, related party, was accreted into the interest expense over the term of the convertible notes using the effective interest method.

The Company recorded interest expense of $37,432 for the three and six months ended June 30, 2024, including amortization of the discount of $32,911. At June 30, 2024, the outstanding principal balance of the May 2024 Convertible Notes, related party was $182,911 plus accrued interest of $4,521.

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

The Company recognized $5,736 and $7,608 in interest expenses related the Insurance Financing for the three months ended June 30, 2024 and 2023, respectively. The Company recognized $11,472 and $15,216 in interest expenses related the Insurance Financing for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the balance on the Insurance Financing Note was $0.

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

As at June 30, 2024 and December 31, 2023, the Company had no outstanding purchase notices issued to White Lion.

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

There were no exercises or forfeitures of the Public Warrants during the three and six months ended June 30, 2024.

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

The following weighted average assumptions were used in determining the fair value of the Private Placement Warrants at June 30, 2024:

June 30,
2024
Expected volatility	100%
Risk-free interest rate	4.52%
Expected term (in years)	3.34
Expected dividend yield	0%

There were no exercises or forfeitures of the Private Placement Warrants three and six months ended June 30, 2024.

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

The summary of the Company's outstanding common stock warrants at June 30, 2024 is as follows:

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

	Fair Value Measurement at June 30, 2024
	Total	Level 1	Level 2	Level 3
				-
Derivative liability	1,853,694	—	—	1,853,694
Warrant liability	Less than $1	—	—	Less than $1
Total Liabilities	$1,853,694	$—	$—	$1,853,694

	Fair Value Measurement at December 31, 2023
	Total	Level 1	Level 2	Level 3
				-
Derivative liability	361,704	—	—	361,704
Warrant liability	Less than $1	—	—	Less than $1
Total Liabilities	$361,704	$—	$—	$361,704

The table below presents the changes in Level 3 liabilities (assets) measured at fair value on a recurring basis during the three months ended June 30, 2024 and 2023:

	White Lion Derivative Liability	Key Company Stockholder Forward Liability (Asset)	Private Placement Warrants Liability	November 2022 Convertible Note Liability	April 2023 Conversion Feature Liability	April 2023 Convertible Notes Warrants Liability	December 2023 Conversion Feature Liability	May 2024 Conversion Feature Liability
Balance at January 1, 2023	$1,000	$(13,000)	$525,000	$165,000	$—	$—	$—	$—
Change in fair value	(1,000)	13,000	(525,000)	—	—	—	—	—
Balance at March 31, 2023	$—	$—	$—	$165,000	$—	$—	$—	$—
Inception Date	—	—	—	—	849,146	2,402,161	—	—
Capital Contribution to Equity on Exercise of Warrants	—	—	—	—	—	(244,261)	—	—
Change in fair value	—	—	—	—	548,233	712,857	—	—
Balance at June 30, 2023	$—	$—	$—	$165,000	$1,397,379	$2,870,757	$—	$—

Balance at January 1, 2024	$—	$—	$—	$—	$—	$—	$361,704	$—
Issuance of December 2023 Convertible Notes	—	—	—	—	—	—	211,842	—
Change in fair value	—	—	—	—	—	—	114,709	—
Balance at March 31, 2024	$—	$—	$—	$—	$—	$—	$688,255	$—
Issuance of May 2024 Convertible Notes	—	—	—	—	—	—	—	927,150
Change in fair value	—	—	—	—	—	—	172,064	66,225
Balance at June 30, 2024	$—	$—	$—	$—	$—	$—	$860,319	$993,375

White Lion Derivative Liability

The White Lion Derivative Liability is valued using Monte Carlo simulation model and a such is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. The significant unobservable inputs used to determine the fair value were the projected volume weighed average share price at each trading date and the use of the maximum draw down potential. The fair value of the White Lion Derivative Liability at June 30, 2023 of $0 was determined using the Monte Carlo Model based on the projected stock price of $0.83, expected volatility of 88%, risk-free rate of 4.63% and discounted by 2.5% for the probability of the Company timely filing all SEC documents and meeting the OTC Market listing requirements. The fair value of the White Lion Purchase Agreement was $0 at June 30, 2024.

The following weighted average assumptions were used in determining the fair value of the White Lion Purchase Agreement at June 30, 2024 and 2023:

	June 30,	June 30,
	2024	2023
Stock Price	$0.01	$0.83
Expected volatility	78.5%	88.0%
Risk-free interest rate	4.84%	4.63%
Discount related to the probability of timely filing all SEC documents and meeting the NASDAQ listing requirements	25.0%	2.5%
Expected dividend yield	—%	—%

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

Private Placement Warrants

The fair value of the Private Placement Warrants was estimated using a Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. The fair value of the Private Placement Warrants at both June 30, 2024 and June 30, 2023 was $0.

The fair value of the Private Placement Warrants was based on the following assumptions:

	June 30,	June 30,
	2024	2023
Stock Price	$0.01	$0.83
Expected volatility	100.0%	45.5%
Risk-free interest rate	4.52%	4.12%
Expected term (in years)	3.34	4.34
Expected dividend yield	—%	—%

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

December 2023 Conversion Feature Liability

The fair value of the December 2023 Conversion Feature Liability was estimated based on the probability weighted settlement scenarios, which is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. At June 30, 2024, the fair value of the derivative liability related to the Automatic Conversion Feature was estimated at $860,319 by applying the probability of a business combination of 75% to the Automatic Discount of 43%. At June 30, 2024, the fair value of the derivative liability related to the Optional Conversion Feature was deemed immaterial as the probability that the Company is listed on a public exchange in absence of a business combination prior to the maturity of the December 2023 Convertible Notes was deemed minimal.

May 2024 Conversion Feature Liability

The fair value of the December 2023 Conversion Feature Liability was estimated based on the probability weighted settlement scenarios, which is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. At June 30, 2024, the fair value of the derivative liability related to the Automatic Conversion Feature was estimated at $993,375 by applying the probability of a business combination of 75% to the Automatic Discount of 100%.

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

For the six months ended June 30, 2024 and 2023, grant revenue of $0 and $13,854, respectively was recognized from this grant. Approximately $2.5 million in funding remains available for this grant at June 30, 2024

13.
Income Taxes

The Company did not provide for any income taxes for the three and six months ended June 30, 2024 and 2s023. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is not more likely than not that the Company will realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of June 30, 2024 and December 31, 2023. Company recognized tax expense of $0 for the three and six months ended June 30, 2024 and 2023.

14.
Subsequent Events

May 2024 Convertible Notes

On July 12, 2024, the Company completed a second closing of the May 2024 Convertible Notes pursuant to which the Company issued May 2024 Convertible Notes in the aggregate principal amount of $2,175,500. The May 2024 Convertible Notes carry an interest rate of 10% per annum, have a maturity date of December 18, 2024. The terms of the May 2024 Convertible Notes provide for automatic conversion of the outstanding principal amount of the notes and all accrued and unpaid interest upon a business combination (as defined in the agreement) into the Company common stock at the Conversion Price. The Conversion Price is determined by reference to the purchase price payable in connection with such business combination, multiplied by 50%.

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

We have incurred significant losses since the commencement of our operations. Our net loss was $4.5 million for the six months ended June 30, 2024 and $12.8 million and $13.1 million for the years ended December 31, 2023 and 2022, respectively. Since the end of June 30, 2024, we raised $2 million from the continued issuance of May 2024 Convertible Notes. We expect to incur significant expenses and operating losses for the foreseeable future as we continue our efforts to identify product candidates and seek regulatory approvals within our portfolio.

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

We issued no notices to purchase securities during the three and six months ended June 30, 2024.

Components of Results of Operations

Our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024 include the accounts of Peak Bio Co., Ltd. and its subsidiary, Peak Bio CA., Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Results of Operations for the three months ended June 30, 2024 and 2023

The following table provides our selected financial information:

	Three Months Ended June 30,		Change
	2024	2023	Amount
Revenues	$—	$—	$—
Operating expenses
Research and development	108,643	371,154	(262,511)
General and administrative	1,281,985	2,299,058	(1,017,073)
Impairment Loss	—	—	—
Total operating expenses	1,390,628	2,670,212	(1,279,584)
Loss from operations	(1,390,628)	(2,670,212)	1,279,584
Other income (expense), net	(687,239)	(3,274,015)	2,586,776
Loss before income tax expense	$(2,077,867)	$(5,944,227)	$3,866,360

Revenue

Our revenue has historically been generated through grants from government organizations. The total revenue for government grants was $0 for the six months ended June 30, 2024 and 2023. We performed no work under the government grant with the Department of Defense, US Army Medical Research Acquisition Activity during the three months ended June 30, 2024.

Research and Development Expense

The following table summarizes our research and development expenses:

	Three Months Ended June 30,
	2024	2023
Third-party direct project expenses
PHP-303	$2,816	$14,384
PH-1 ADC Platform	32,393	77,414
General program expenses and other pre-clinical programs	—	—
Total third-party direct project expenses	35,209	91,798
Other research and development costs
Personnel costs	60,553	275,156
Facilities and other costs	12,881	4,200
Total other research and development costs	73,434	279,356
Total research and development expenses	$108,643	$371,154

Research and development expense decreased by $0.3 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily due to the decrease in personnel costs driven by a reduction of R&D headcount during 2023.

General and Administrative Expense

General and administrative expense decreased by $1 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily due to a decrease in personnel costs of $0.2 million driven by a reduction of general and administrative personnel during 2023 and a decrease in professional fees related to public filings of $0.8 million.

Other Income, Net

Other income, net increased by $2.5 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to the decrease in interest expense, including the amortization of related discounts on the November 2022 Convertible Notes, April 2023 Convertible Notes and December 2023 Convertible Notes, of $0.5 million and a reduction in the loss on the fair value adjustment to the derivative liability of $0.3 million.

During the three months ended June 30, 2023, we recognized the loss on the fair value adjustment to the warrant liability of $0.7 million and a loss on debt extinguishments of $1 million, with no similar losses recognized during the three months ended June 30, 2024.

Results of Operations for the six months ended June 30, 2024 and 2023

The following table provides our selected financial information:

	Six Months Ended June 30,		Change
	2024	2023	Amount
Revenues	$—	$13,854	$(13,854)
Operating expenses
Research and development	178,912	1,084,260	(905,348)
General and administrative	3,416,544	5,303,880	(1,887,336)
Impairment Loss	—	3,513,999	(3,513,999)
Total operating expenses	3,595,456	9,902,139	(6,306,683)
Loss from operations	(3,595,456)	(9,888,285)	6,292,829
Other income (expense), net	(917,112)	(2,822,775)	1,905,663
Loss before income tax expense	$(4,512,568)	$(12,711,060)	$8,198,492

Revenue

Our revenue has historically been generated through grants from government organizations. The total revenue for government grants was $0 and $13,854 for the six months ended June 30, 2024 and 2023, respectively. We performed no work under the government grant with the Department of Defense, US Army Medical Research Acquisition Activity during the six months ended June 30, 2024.

Research and Development Expense

The following table summarizes our research and development expenses:

	Six Months Ended June 30,
	2024	2023
Third-party direct project expenses
PHP-303	$13,700	$35,995
PH-1 ADC Platform	51,297	135,686
General program expenses and other pre-clinical programs	—	—
Total third-party direct project expenses	64,997	171,681
Other research and development costs
Personnel costs	95,799	676,890
Facilities and other costs	18,116	235,689
Total other research and development costs	113,915	912,579
Total research and development expenses	$178,912	$1,084,260

Research and development expense decreased by $0.9 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to the decrease in personnel costs of $0.4 million driven by a reduction of R&D headcount during 2023, a decrease in stock based compensation of $0.2 million, and a decrease in facility related and other costs, following the abandonment of our premises in Palo Alto, California of $0.2 million.

General and Administrative Expense

General and administrative expense decreased by $1.9 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to a decrease in personnel costs of $0.5 million driven by a reduction of general and administrative personnel during 2023, a decrease in stock based compensation of $0.1 million, decrease in facility related expense $0.2 million, and a decrease in professional fees related to public filings of $1 million.

Impairment Loss on Operating Lease Right-of-Use Asset

We recognized an impairment loss on the operating lease right-of-use asset of $3.5 million due to the abandonment of the premises in Palo Alto, California for the six months ended June 30, 2024.

Other Income, Net

Other income, net increased by $1.9 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to the decrease in interest expense, including the amortization of related discounts on the November 2022 Convertible Notes, April 2023 Convertible Notes and December 2023 Convertible Notes, of $0.3 million, a reduction in the loss on the fair value adjustment to the derivative liability of $0.2 million, and other income of $0.2 million related to the settlement of liability with a related party.

During the six months ended June 30, 2023, we recognized the loss on the fair value adjustment to the warrant liability of $0.2 million and a loss on debt extinguishments of $1 million, with no similar losses recognized during the six months ended June 30, 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $4.5 million for the six months ended June 30, 2024 and $12.8 million and $13.1 million for the years ended December 31, 2023 and 2022, respectively. At June 30, 2024 we had cash of $0.2 million.

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

Cash Flows Discussion

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(2,323,069)	$(2,673,507)
Net cash used in investing activities	66,500	—
Net cash provided by financing activities	2,116,667	2,028,049
Net (decrease) increase in cash, cash equivalents and restricted cash	$(139,902)	$(645,458)

Operating Activities

Net cash used in operating activities for the three months ended June 30, 2024 was approximately the same as the net cash used for the six months ended June 30, 2023. Although the operating expenses decreased by $6.5 million in 2024 as compared to 2023, this decrease was offset by the increase in accounts payable and accruals due to the timing of the cash outlays. The decrease in the operating expenses is due to the reduction in facilities expenses, reduction in headcount of general and administrative employees, and decreases in direct project expenses related to the PHP-303 program, the PH-1 ADC Platform, and other general and pre-clinical programs as a result of delays in our ongoing and planned research activities.

Investing Activities

During the six months ended June 30, 2024, we sold research equipment for gross proceeds of $66,500. There there was no net cash used in investing activities during the six months ended June 30, 2023.

Financing Activities

During the six months ended June 30, 2024 net cash provided by financing activities was driven by the net proceeds from additional closes of the December 2023 Convertible Notes in the amount of $0.7 million, proceeds from the close of the May 2024 Convertible Notes in the amount of $1.3 million and proceeds from a related party loan of $0.7 million, partially offset by repayment of the Insurance Financing Payable of $0.6 million.

During the six months ended June 30, 2023 net cash provided by financing activities was driven by the net proceeds from issuance of April 2023 convertible notes payable of $2.1 million, proceeds from exercise of warrants of $0.4 million and proceeds from a related party loan of $0.3 million, partially offset by repayment of the insurance financing of $0.7 million.

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

On March 1, 2022, the Company and pH Pharma Co., Ltd entered into an administrative services and facilities agreement whereby pH Pharma Co., Ltd would perform services, functions and responsibilities for the Company. Under the agreement, the Company paid pH Pharma Co., Ltd $100,000 per month through August 30, 2022 and $15,000 per month from September 1, 2022 through February 28, 2023 based on the estimated value of the services to be performed. Additionally, the Company reimbursed pH Pharma Co., Ltd $3,000 per month in lease payments from March 1, 2022 through February 28, 2023. At December 31, 2023, the balance payable to pH Pharma Co., Ltd under this agreement was $309,534, which was included in accounts payable in the consolidated balance sheet. On January 31, 2024, the Company and pH Pharma Co., Ltd entered into a settlement agreement, settled the outstanding debt for a one-time payment of $85,000, resulting in $207,967 recognized during three months ended March 31, 2024 in cancellation of trade liability, and terminated the administrative services and facilities agreement. The Company recognized $0 expenses under the administrative services and facilities agreement for the three months ended June 30, 2024 and 2023. The Company recognized $0 and $36,357 expenses under the administrative services and facilities agreement for the six months ended June 30, 2024 and 2023, respectively.

On April 1, 2024, the Company and pH Pharma Co., Ltd entered into an administrative services agreement whereby pH Pharma Co., Ltd will perform investor relations services, functions and responsibilities on behalf of the Company in the Republic of Korea. Under the agreement, the Company is obligated to pay pH Pharma Co., Ltd. a one-time fee of $230,000 for the services performed from January 1, 2024 through April 30, 2024 and a monthly fee of $10,000 per month for services rendered from May 1, 2024 through July 31, 2024. At June 30, 2024, the amounts accrued to pH Pharma Co., Ltd under this agreement totaled $15,489, included in accounts payable in the unaudited condensed consolidated balance sheets. The Company recognized $77,500 and $250,000 in expense under this administrative services agreement for the three and six months ended June 30, 2024, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q due to material weaknesses in our internal control over financial reporting as describe below.

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