Form 10-Q
period 2024-09-30
Peak Bio, Inc.
filed 2024-11-12
CIK 1834645

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, the registrant had 23,124,888 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PEAK BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2024	2023
	(Unaudited)
Assets
Current assets
Cash	$862,144	$381,649
Prepaid expenses and other current assets	675,164	1,992,458
Total current assets	1,537,308	2,374,107
Property and equipment, net	27,496	153,108
Restricted cash	60,000	60,000
Other noncurrent assets	11,136	9,200
Total assets	$1,635,940	$2,596,415
Liabilities and deficit
Current liabilities
Accounts payable	$5,356,730	$5,862,435
Accrued expenses	4,495,752	3,576,768
Operating lease liability	—	4,439,235
Insurance financing note	—	631,993
Derivative liability	3,020,610	361,704
Promissory note	528,750	350,000
Convertible notes	5,259,295	2,872,131
Convertible notes, related party	2,085,428	1,527,078
Related party loans	1,651,370	901,370
Total current liabilities	22,397,935	20,522,714
Promissory note	146,250	—
Other noncurrent liabilities	—	230,650
Total liabilities	22,544,185	20,753,364
Commitments and contingencies (Note 8)
Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value of $0.0001 per share; 60,000,000 shares authorized; 23,124,888 shares issued and outstanding as of September 30, 2024 and December 31, 2023	2,312	2,312
Additional paid-in capital	19,949,103	19,918,594
Accumulated deficit	(40,970,115)	(38,171,483)
Accumulated other comprehensive income	110,455	93,628
Total stockholders' deficit	(20,908,245)	(18,156,949)
Total liabilities and stockholders' deficit	$1,635,940	$2,596,415

See accompanying notes to the unaudited condensed consolidated financial statements.

PEAK BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended, September 30		For the Nine Months Ended, September 30
	2024	2023	2024	2023
Revenue
Grant revenue	$—	$278,831	$—	$292,685
Total revenue	—	278,831	—	292,685
Operating expenses
Research and development	112,212	552,988	291,124	1,637,247
General and administrative	1,380,072	1,756,801	4,796,616	7,060,681
Impairment loss on operating right-of-use asset	—	—	—	3,513,999
Total operating expenses	1,492,284	2,309,789	5,087,740	12,211,927
Operating loss	(1,492,284)	(2,030,958)	(5,087,740)	(11,919,242)
Other income (expense)
Interest income	2	3	5	29
Interest expense	(1,345,666)	(1,219,999)	(2,117,768)	(2,279,933)
Change in fair value of warrant liability	—	2,218,040	—	2,030,182
Change in fair value of derivative liability	247,159	1,397,379	(105,839)	837,146
Other income	—	46,122	18	45,713
Cancellation of trade liability	—	—	207,967	—
Gain on extinguishment of termination of lease	4,304,725	—	4,304,725	—
Loss on extinguishment of related party debt	—	—	—	(1,014,368)
Total other income (expense), net	3,206,220	2,441,545	2,289,108	(381,231)
Net income (loss)	$1,713,936	$410,587	$(2,798,632)	$(12,300,473)
Other comprehensive income (loss):
Foreign currency translation	15,720	19,124	16,827	101,066
Total comprehensive loss	$1,729,656	$429,711	$(2,781,805)	$(12,199,407)
Basic weighted average shares outstanding	23,124,888	21,638,096	23,124,888	20,586,905
Basic net income (loss) per share	$0.07	$0.02	$(0.12)	$(0.59)
Basic and diluted weighted average shares outstanding	28,440,646	35,966,820	23,124,888	20,586,905
Basic and diluted net income (loss) per share	$0.06	$0.01	$(0.12)	$(0.59)

See accompanying notes to the unaudited condensed consolidated financial statements.

PEAK BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2022	19,782,747	$1,978	$17,219,593	$29,518	$(25,345,566)	$(8,094,477)
Issuance of common stock under White Lion Purchase Agreement as a financing fee	412,763	41	249,959	—	—	250,000
Share-based compensation	—	—	165,007	—	—	165,007
Foreign currency translation	—	—	—	71,576	—	71,576
Net loss	—	—	—	—	(6,766,833)	(6,766,834)
Balance, March 31, 2023	20,195,510	$2,019	$17,634,559	$101,094	$(32,112,399)	$(14,374,728)
Issuance of common stock upon exercise of April 2023 Convertible Note Warrants	666,667	67	644,194	—	—	644,261
Capital Contribution from the Extinguishment of Ignyte Sponsor Promissory Note	—	—	211,643	—	—	211,643
Share-based compensation	—	—	133,437	—	—	133,437
Foreign currency translation	—	—	—	10,366	—	10,366
Net loss	—	—	—	—	(5,944,227)	(5,944,227)
Balance, June 30, 2023	20,862,177	$2,086	$18,623,833	$111,460	$(38,056,626)	$(19,319,248)
Issuance of common stock under White Lion Purchase Agreement	729,000	73	105,244	—	—	105,317
Issuance of common stock upon exercise of April 2023 Convertible Note Warrants	1,041,666	104	1,142,203	—	—	1,142,307
Share-based compensation	—	—	76,795	—	—	76,795
Foreign currency translation	—	—	—	19,024	—	19,024
Net loss	—	—	—	—	410,587	410,587
Balance, September 30, 2023	22,632,843	$2,263	$19,948,075	$130,484	$(37,646,039)	$(17,565,218)

Balance, December 31, 2023	23,124,888	$2,312	$19,918,594	$93,628	$(38,171,483)	$(18,156,949)
Share-based compensation	—	—	30,509	—	—	30,509
Foreign currency translation	—	—	—	32,586	—	32,586
Net loss	—	—	—	—	(2,434,701)	(2,434,701)
Balance, March 31, 2024	23,124,888	$2,312	$19,949,103	$126,214	$(40,606,184)	$(20,528,555)
Foreign currency translation	—	—	—	15,720	—	15,720
Net loss	—	—	—	—	(2,077,867)	(2,077,867)
Balance, June 30, 2024	23,124,888	$2,312	$19,949,103	$141,934	$(42,684,051)	$(22,590,702)
Foreign currency translation	—	—	—	(31,479)	—	(31,479)
Net loss	—	—	—	—	1,713,936	1,713,936
Balance, September 30, 2024	23,124,888	$2,312	$19,949,103	$110,455	$(40,970,115)	$(20,908,245)

See accompanying notes to the unaudited condensed consolidated financial statements.

PEAK BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(2,798,632)	$(12,300,473)
Adjustment to reconcile net loss to net cash used in operating activities
Share-based compensation	30,509	375,239
Depreciation	57,897	111,759
Accretion of discount on convertible notes payable	1,513,822	2,151,136
Change in fair value of warrant liability	—	(2,030,182)
Change in fair value of derivative liability	105,839	(837,146)
Gain on extinguishment of termination of lease	(4,304,725)	—
Loss on extinguishment of related party debt	—	1,014,368
Cancellation of trade liability	(207,967)	—
Issuance of shares for financing fee	—	250,000
Impairment loss on operating right-of-use-asset	—	3,513,999
Loss on disposal of equipment	1,216	79,495
Amortization of right-of-use lease asset	—	167,073
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,317,108	1,396,410
Other noncurrent asset	(1,936)	(3,500)
Accounts payable	(127,879)	2,098,290
Accrued expenses and other current liabilities	929,844	1,162,728
Operating lease liability	39,212	121,538
Other noncurrent liabilities	(230,650)	(560,150)
Net cash used in operating activities	(3,676,342)	(3,289,416)
Cash flows from investing activities
Sale of property and equipment	66,500	—
Net cash provided by investing activities	66,500	—
Cash flows from financing activities
Proceeds from issuance of common shares	—	105,317
Proceeds from exercise of warrants	—	1,025,000
Proceeds from issuance of April 2023 Convertible Notes, net of issuance costs	—	2,069,231
Proceeds from issuance of December 2023 Convertible Notes, net of issuance costs	674,160	—
Proceeds from issuance of May 2024 Convertible Notes, net of debt issuance costs	3,300,000	—
Repayment of Insurance Financing Note	(631,993)	(921,576)
Proceeds from Founder Loans	—	250,000
Proceeds from Secured Founder Loan	750,000	—
Net cash provided by financing activities	4,092,167	2,527,972
Net decrease in cash	482,325	(761,444)
Effect of exchange rate changes on cash	(1,830)	21,288
Cash and restricted cash, beginning of year	441,649	894,591
Cash and restricted cash, end of year	$922,144	$154,435
Components of cash, cash equivalents and restricted cash
Cash	862,144	94,435
Restricted cash	60,000	60,000
Total cash, cash equivalents and restricted cash	922,144	154,435
Supplemental disclosures of non-cash financing activities:
Cash paid for interest	$95,022	$—
Cash paid for taxes	$—	$—
Non-cash investing and financing activities:
Exchange of April 2023 Convertible Note for December 2023 Convertible Note	$250,600	$—
Issuance of Promissory Note for Palo Alto Lease	$325,000	$—
Exchange of related party loans for convertible notes, related party	$—	$1,130,775
Fair value of warrants issued with convertible notes, related party	$—	$786,967
Fair value of warrants issued with convertible notes	$—	$1,615,194
Fair value of derivative issued with convertible notes	$—	$849,146
Fair value of warrants exercised and reclassified to additional paid in capital	$—	$761,568

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

Either the Company or Akari may terminate the Merger Agreement under certain circumstances, including if (i) the Merger is not completed by December 2, 2024, (ii) the other party's board of directors withdraws, modifies or qualifies its recommendation in favor of the transactions contemplated by the Merger Agreement or approves or recommends an alternative transaction or (iii) Akari’s or the Company’s board of directors, as applicable, resolves to enter into a definitive agreement with respect to a superior proposal prior to obtaining approval of the Akari ADS issuance or Merger, as applicable, from Akari’s shareholders or Company’s stockholders, as applicable. The Merger Agreement also provides that under certain specified circumstances of termination described in the Merger Agreement, Akari or the Company, as applicable, will be required to pay a termination fee equal to $300,000 and reimburse the other party for expenses related to the transaction up to $1.5 million.

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

Going Concern

The Company has incurred net losses since inception, and has an accumulated deficit of $40.9 million as of September 30, 2024. The Company incurred net losses of $2.8 million and $12.3 million for the nine months ended September 30, 2024 and 2023, respectively. The Company expects to incur significant expenses and operating losses for the foreseeable future as it continues its efforts to identify product candidates and seek regulatory approvals within its portfolio.

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

2.
Summary of Significant Accounting Policies

For the nine months ended September 30, 2024, there have been no changes to the significant accounting policies as disclosed in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Consolidated Financial Statements”).

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

Restricted Cash

Restricted cash as of September 30, 2024 and December 31, 2023 consists of $60,000 in a restricted bank account established to secure the Company’s credit cards.

Impairment of Long-lived Assets

Long-lived assets consist primarily of property and equipment, and operating right-of-use assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. No impairment losses were recognized during the three and nine months ended September 30, 2024. The Company recognized an impairment loss on its operating right-of-use assets, totaling $3,513,999 during the nine months ended September 30, 2023 (see Note 7).

Net Income (Loss) Per Share

The Company computes basic net income (loss) per share attributable to common stockholders by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities.

The Company computes diluted net income (loss) per share after giving consideration to all potentially dilutive common shares resulting from the exercise of options and warrants and the conversion of convertible notes, outstanding during the period determined using the treasury-stock and if-converted methods, as applicable, except where the effect of including such securities would be antidilutive.

The December 2023 Convertible Notes and the May 2024 Convertible Notes (see Note 9) are contingently convertible notes and are not included for purposes of calculating the number of diluted shares outstanding as the number of dilutive shares is based on a non-market based conversion contingency that had not been met in the reporting periods presented herein.

For the three months ended September 30, 2024, certain convertible notes were included in the calculation of diluted earnings per share.

For the three months ended September 30, 2023, certain convertible notes, and warrants to purchase common stock at an exercise price of $0.01 were included in the calculation of diluted earnings per share.

For the nine months ended September 30, 2024 and 2023, options and warrants were excluded when calculating diluted (loss) income per share because such inclusion would be anti-dilutive for the periods presented. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the periods presented. The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	September 30,	December 31,
	2024	2023
Common stock options	5,513,108	1,698,754
Common stock warrants	9,419,352	9,419,352
April 2023 Convertible Notes convertible into common stock	5,315,758	5,493,515

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

3.
Prepaid and other current assets

Prepaid and other current assets consist of the following:

	September 30,	December 31,
	2024	2023
Prepaid directors and officers insurance current policies	$125,394	$1,222,734
Prepaid directors and officers insurance run-off policies	539,341	638,404
Other prepaid expenses	10,429	56,128
Other receivables	—	75,192
Prepaid and other current assets	$675,164	$1,992,458

4.
Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2024	2023
Professional Fees	$804,910	$43,552
Accrued compensation	2,978,192	3,322,454
Other	712,650	210,762
Total accrued expenses	$4,495,752	$3,576,768

As of September 30, 2024, $2,781,354 of compensation due to current and former directors and officers is included in accrued compensation. As of December 31, 2023, $3,038,399 of compensation was due to current and former directors and officers, of which $2,807,749 was included in accrued expenses and $230,650 was included in other noncurrent liabilities.

Other noncurrent liabilities of $230,650 as of December 31, 2023, are related to the founder and director's forwent salary under an employment contract dated January 2022, that is repayable through February 2025. Amounts repayable within one year are classified as accrued expenses and amounts repayable in more than one year are recognized as noncurrent liabilities. As of September 30, 2024, no amounts related to the January 2022 employment contract were included in noncurrent liabilities.

5.
Share-Based Compensation

The Company’s Long Term Incentive Plan (the “Plan”) became effective on November 1, 2022. Pursuant to the Plan, the stock options shall be granted at an exercise price per share equal to at least the fair market value of the shares of common stock on the date of grant of stock options and would generally have a term of 10 years.

The following table summarizes the stock option activity:

	Number of Options	Weighted-average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2023	1,698,754	$5.28	1.9	$—
Granted	4,150,000	$0.80
Cancelled/Forfeited	(335,646)	$0.51
Exercised	—	$—
Outstanding at September 30, 2024	5,513,108	$2.20	7.9	$—
Exercisable at September 30, 2024	1,363,108	$6.46	1.6	$—

On September 24, 2024, the Company granted options to purchase 4,150,000 common shares of the Company exercisable at a price of $0.80 per share for a term of 10 years. The options, subject to each recipient’s continued service to the Company and there being an effective Form S-8 Registration Statement (a “Form S-8”) on file with the SEC covering the issuance of the shares of common stock underlying the options, will vest with respect to one third of the shares on each of (i) the effective date of the Form S-8, (ii) December 31, 2024 and (iii) December 31, 2025 at a exercise price of $0.80 for a term of ten years. The fair value was determined using a Black-Scholes option pricing model with the following weighted average assumptions:

Nine Months Ended September 30,
2024
Expected volatility	95%
Risk-free interest rate	3.47%
Expected term (in years)	5.3
Expected dividend yield	0%

As there has been no public market for the Common Stock since it commenced trading on the OTC Pink Market tier on January 10, 2023, the estimated fair value of Common Stock for purposes of granting equity awards was determined by the Company. The Company determined the estimated fair value of the Common Stock at the time of the grant was $0.75 per share based on several factors, including an August 1, 2024 409A valuation by an independent third party (the “August Valuation”).

For the August Valuation, the Company used a probability-weighted expected return method, which is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for the company, assuming various outcomes. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. The Company believed this model was most appropriate given the terms and conditions of the most recent financing.

The August Valuation included material estimates and assumptions. The Company estimated the probability of 65% to closing of a Merger with Akari based on (i) the Company’s financial position, including cash and cash equivalents on hand, and its historical and forecasted operating results, (ii) the effective timeline to closing the Merger and the risks related to delays, (iii) the progress of the Company’s current research and development efforts, and (iv) the general external market conditions for biotechnology companies. The Company also made estimates on the final Exchange Ratio and the underlying adjustments to this ratio that would be made in respect to net cash, the forecasted fully diluted capital of the Company taking into consideration certain convertible notes and related party debt. The August Valuation also accounted for a 15% discount for lack of marketability that was then applied to the common stock to account for the lack of access to an active public market. The August Valuation concluded that the Common Stock value was $0.75.

The Company accounted for the option grant under ASC 718 as equity-based compensation based on a performance condition. As the performance condition related to the filing of the Form S-8 was deemed not probable both at grant date and September 30, 2024, no expense was recorded for the three and nine months ended September 30, 2024 related to this equity based compensation. As of September 30, 2024, there was an unrecognized compensation cost of $2,150,033 related to these unvested issued and outstanding stock options.

In February 2023, the Company extended the term of 335,646 vested options to allow the exercise of these options for an additional one year period. As a result, the Company recorded an expense of $16,782 included in general and administrative expenses during the nine months ended September 30, 2023. The fair value was determined using a Black-Scholes option pricing model with the following weighted average assumptions:

Nine Months Ended September 30,
2023
Expected volatility	79.3%
Risk-free interest rate	4.66%
Expected term (in years)	1.0
Expected dividend yield	0%

For the three months ended September 30, 2024 and 2023, the share-based compensation expense was $0 and $76,795, respectively. For the nine months ended September 30, 2024 and 2023, the share-based compensation expense was $30,509 and $375,239, respectively.

The following table summarizes information related to share-based compensation expense recognized in the unaudited condensed consolidated statements of operations and comprehensive loss related to the equity awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$—	$36,535	$19,027	$237,408
General and administrative	—	40,260	11,482	137,831
Total equity-based compensation	$—	$76,795	$30,509	$375,239

6.
Related Party Transactions

On March 1, 2022, the Company and pH Pharma Co., Ltd entered into an administrative services and facilities agreement whereby pH Pharma Co., Ltd would perform services, functions and responsibilities for the Company. Under the agreement, the Company paid pH Pharma Co., Ltd $100,000 per month through August 30, 2022 and $15,000 per month from September 1, 2022 through February 28, 2023 based on the estimated value of the services to be performed. Additionally, the Company reimbursed pH Pharma Co., Ltd $3,000 per month in lease payments from March 1, 2022 through February 28, 2023. At December 31, 2023, the balance payable to pH Pharma Co., Ltd under this agreement was $309,534, which was included in accounts payable in the consolidated balance sheet. On January 31, 2024, the Company and pH Pharma Co., Ltd entered into a settlement agreement, settled the outstanding debt for a one-time payment of $85,000, resulting in $207,967 recognized during three months ended March 31, 2024 in cancellation of trade liability, and terminated the administrative services and facilities agreement. The Company recognized $0 expenses under the administrative services and facilities agreement for the three months ended September 30, 2024 and 2023. The Company recognized $0 and $36,357 expenses under the administrative services and facilities agreement for the nine months ended September 30, 2024 and 2023, respectively.

On April 1, 2024, the Company and pH Pharma Co., Ltd entered into an administrative services agreement whereby pH Pharma Co., Ltd will perform investor relations services, functions and responsibilities on behalf of the Company in the Republic of Korea. Under the agreement, the Company is obligated to pay pH Pharma Co., Ltd. a one-time fee of $230,000 for the services performed from January 1, 2024 through April 30, 2024 and a monthly fee of $10,000 per month for services rendered from May 1, 2024 through July 31, 2024. At September 30, 2024, the amounts accrued to pH Pharma Co., Ltd under this agreement totaled $25,489, included in accounts payable in the unaudited condensed consolidated balance sheets. The Company recognized $10,000 and $260,000 in expense under this administrative services agreement for the three and nine months ended September 30, 2024, respectively.

On August 27, 2024, the Company and the former Interim CEO entered into a Separation and General Release Agreement (the “Separation Agreement”) pursuant to which, in exchange for the consideration set forth in the Separation Agreement and the former Interim CEO’s agreement to serve as a consultant to the Company and forgive all unpaid accrued wages, the Company agreed to pay the former Interim CEO a fee of $524,300 payable in 24 equal monthly installments beginning September 1, 2024. The Agreement also provides for the payment of COBRA benefits for a maximum period of 18 months starting September 1, 2024. At September 30, 2024, the amounts accrued under this agreement totaled $582,514, included in accrued expenses in the unaudited condensed consolidated balance sheets. The Company recognized $604,360 in expense under this Separation Agreement for the three and nine months ended September 30, 2024.

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

In March 2023, the Company vacated, and returned possession of, the premises to the lessor. As a result, the Company recognized a loss of $3,513,999 on the abandonment of its operating right-of-use asset during the three months ended March 31, 2023. The Company made no payments on the lease starting on January 1, 2023 through March 31, 2024. In February 2023, the landlord filed a lawsuit against the Company claiming compensation for damages resulting from the breach of the lease. On June 3, 2024, the landlord was awarded a default judgment against the Company for $796,773.

On September 17, 2024, the Company entered into a settlement agreement with the landlord pursuant to which the Company agreed to pay $175,000 upon signing of the settlement agreement and enter into a secured promissory note for $325,000. The promissory note bears no interest and is payable over twenty equal monthly instalments starting on November 1, 2024 and expiring on June 1, 2026. Upon signing the Settlement Agreement, the lease was terminated and the Company recognized a gain on the termination of the lease settlement in the amount of $4,304,725 for the three and nine months ended September 30, 2024.

Rent expense for the three months ended September 30, 2024 and 2023 was $67,640 and $109,707,

respectively. Rent expense for the nine months ended September 30, 2024 and 2023 was $263,348 and $465,723, respectively.

Interest expense for the three months ended September 30, 2024 and 2023 was $49,931 and $94,804, respectively. Interest expense for the nine months ended September 30, 2024 and 2023 was $214,212 and $298,649, respectively.

8.
Commitments and Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations. At each reporting period, the Company evaluates known claims to determine whether a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.

On August 14, 2024, the Company received from the California Labor Commissioner’s Office notice of a claim submitted by a former employee seeking recovery of unpaid wages, statutory liquidated damages and waiting time penalties in the total amount of approximately $32,800. On September 20, 2024, the Company and the former employee reached settlement in the amount of $16,588 and the claim with the California Labor Commissioner’s Office was rescinded.

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

The Company incurred zero expenses under this agreement as no milestones have been achieved since inception, and no products were sold from inception through September 30, 2024.

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

As of September 30, 2024 and December 31, 2023, the outstanding balance was $901,060 under the Founder Loans, included in the related party loans on the unaudited condensed consolidated balance sheet. The interest expense on the Founder Loans totaled $0 and $3,563 for the three months ended September 30, 2024 and 2023, respectively. The interest expense on the Founder Loans totaled $0 and $10,735 for the nine months ended September 30, 2024 and 2023, respectively.

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

The interest expense on the Secured Founder Loan totaled $28,125 and $0 for the three months ended September 30, 2024 and 2023, respectively. The interest expense on the Secured Founder Loan totaled $76,824 and $0 for the nine months ended September 30, 2024 and 2023, respectively.

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

As of September 30, 2024 and December 31, 2023, the outstanding balance on the Promissory Note was $378,622, including principal of $350,000 and $28,622 in accrued interest.

The interest expense on November 2022 Convertible Note totaled $0 and $41,704, including amortization of the discount, for the three months ended September 30, 2024 and 2023, respectively. The interest expense on November 2022 Convertible Note totaled $0 and $130,782, including amortization of the discount, for the nine months ended September 30, 2024 and 2023, respectively.

On September 17, 2024, the Company issued a secured promissory note for $325,000 (the “Palo Alto Lease Note”). The Palo Alto Lease promissory note bears no interest and is payable over twenty equal monthly instalments starting on November 1, 2024 and expiring on June 1, 2026. As of September 30, 2024, the outstanding balance on the Promissory Note was $325,000 of which $178,750 was recognized as a current liability and $146,250 was recognized as a noncurrent liability.

April 2023 Convertible Notes

On April 28, 2023, the Company entered into separate subscription agreements (the “2023 Convertible Note and Warrant Subscription Agreements”) under which the Company issued the convertible promissory notes in the principal amount of $2,195,034 (the “April 2023 Convertible Notes”) and 3,658,390 warrants for the Company’s common stock (the “2023 Convertible Note Warrants”). The April 2023 Convertible Notes bear interest at a rate of 6% per annum until their maturity date of October 28, 2023 and a default rate of 10% per annum thereafter. As at December 31, 2023 and September 30, 2024, the April 2023 Convertible Notes are in default. The April 2023 Convertible Notes are convertible at any time from the issuance date at the option of the holder into the Company’s common stock at $0.60 per share (the “April 2023 Conversion Feature”). The 2023 Convertible Note Warrants have the five year term and are exercisable at any time from the issuance date at the exercise price of $0.60 per share.

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

The Company recorded interest expense of $133,128 and $2,032,223, including amortization of discount of $0 and $1,976,295, for the nine months ended September 30, 2024 and 2023, respectively. The Company recorded interest expense of $44,376 and $1,119,369, including amortization of discount of $0 and $1,083,834, for the three months ended September 30, 2024 and 2023, respectively. At September 30, 2024, the outstanding balance was $1,919,846, including principal of $1,775,034 and accrued interest of $144,812.

April 2023 Convertible Notes, related party

On April 28, 2023, the Company entered into a subscription agreement with its founder and director to exchange $1,130,775 in outstanding Founder Loans into the same amount of convertible promissory note with the same terms as the April 2023 Convertible Notes and 1,884,625 April 2023 Convertible Note Warrants. The amounts converted included $448,940 of principal and $26,830 accrued interest due under the 2021 Founder Loans, $400,000 of principal and $3,806 of interest due under the Venn Loan, and $250,000 of principal and $1,199 of accrued interest due under the March 2023 Founder Loan. The Company accounted for the issuance of the April 2023 convertible notes payable, related party, as a debt extinguishment in accordance with ASC 470 and recognized a loss of approximately $1,014,368 during the year ended December 31, 2023. As at December 31, 2023 and September 30, 2024, the April 2023 Convertible Note, related party was in default.

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

The Company recorded interest expense of approximately $28,269 and $47,755, including amortization of discount of $0 and $30,654 for the three months ended September 30, 2024 and 2023, respectively. The Company recorded interest expense of approximately $84,808 and $79,902, including amortization of discount of $0 and $51,090 for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, the outstanding balance of the April 2023 Convertible Notes, related party, was approximately $1,269,609, including principal of $1,130,775 and accrued interest of $138,834.

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

In consideration for its services in respect of the financing described above, the Company paid Paulson Investment Company, LLC (the “December 2023 Placement Agent”) the commission of $83,600 and $63,840 for the December 2023 issuances and the January and February 2024 issuances, respectively. Further, upon conversion of the December 2023 Convertible Notes into Common Stock of the Company, the December 2023 Placement Agent will receive shares of restricted common stock of the Company equal to (i) 4% of the total number of shares of common stock received upon conversion of the December 2023 Convertible Notes issued for new capital and (ii) 1% of the total number of shares of common stock received upon conversion of the December 2023 Convertible Notes issued for the exchange for April 2023 Convertible Notes. The cash commission to the December 2023 Placement Agent was capitalized and amortized into the interest expense over the term of the convertible notes using the effective interest method. The Company accounted for the issuance of the common stock shares to the Placement Agent under ASC 718 as equity-based compensation based on a performance condition. As the issuance of the common stock shares to the December 2023 Placement Agent upon conversion of the notes was deemed not probable both at issuance date and September 30, 2024, no expense was recorded for the three and nine months ended September 30, 2024 related to this equity based compensation and had no impact on the interest expense for the three and nine months ended September 30, 2024.

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

At the issuance date, the proceeds from the December 2023 Convertible Notes were allocated to the December 2023 Conversion Feature Liability based on its fair value with the remaining proceeds allocated to the convertible notes. The resulting discount on the December 2023 Convertible Notes was accreted into the interest expense over the term of the convertible notes using the effective interest method. The cash commission to the December 2023 Placement Agent was capitalized and amortized into the interest expense over the term of the convertible notes using the effective interest method.

The Company recorded interest expense of $222,474 for the three months ended September 30, 2024, including amortization of the discount of $167,613 on the convertible notes. The Company recorded interest expense of $616,264 for the nine months ended September 30, 2024, including amortization of the discount of $454,952 on the convertible notes. At September 30, 2024, the outstanding principal balance of the December 2023 Convertible Notes was $2,024,965 plus accrued interest of $164,310.

December 2023 Convertible Notes, related party

On December 18, 2023, the Company issued a $500,000 in convertible notes to its founder and director on the same terms as the December 2023 Convertible Notes (“December 2023 Convertible Notes, related party”).

At the issuance date, the proceeds from the December 2023 Convertible Notes, related party, were allocated to the December 2023 Conversion Feature Liability based on its fair value of $107,143 with the remaining proceeds allocated to the convertible notes. The resulting discount on the December 2023 Convertible Notes, related party, was accreted into the interest expense over the term of the convertible notes using the effective interest method.

The Company recorded interest expense of $40,300 for the three months ended September 30, 2024, including amortization of the discount of $27,697 on the convertible notes. The Company recorded interest expense of

$115,872 for the nine months ended September 30, 2024, including amortization of the discount of $78,337 on the convertible notes. At September 30, 2024, the outstanding principal balance of the December 2023 Convertible Notes, related party was $474,640 plus accrued interest of $39,316.

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

On July 12 2024, the Company completed an additional close of the May 2024 Convertible Notes pursuant to which the Company issued the notes with the principal amount of $2,000,000. In addition, on August 8, 2024, the holder of a $100,000 May 2024 Convertible Note became a related party of the Company and accordingly their May 2024 Convertible Note was reclassified as May 2024 Convertible Notes, related party as at September 30, 2024.

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

In consideration for its services in respect of the financing described above, the Company paid Paulson Investment Company, LLC (the “May 2024 Placement Agent”) the commission of $200,000. Further, upon conversion of the May 2024 Convertible Notes into Common Stock of the Company, the May 2024 Placement Agent will receive shares of restricted common stock of the Company equal to 4% of the total number of shares of common stock received upon conversion of May 2024 Convertible Notes on certain notes with a principal value of $2,500,000. The cash commission to the May 2024 Placement Agent was capitalized and amortized into the interest expense over the term of the convertible notes using the effective interest method. The Company accounted for the issuance of the common stock shares to the Placement Agent under ASC 718 as equity-based compensation based on a performance condition. As the issuance of the common stock shares to the May 2024 Placement Agent upon conversion of the notes was deemed not probable both at issuance date and September 30, 2024, no expense was recorded for the three and nine months ended September 30, 2024 related to this equity based compensation and had no impact on the interest expense for the three and nine months ended September 30, 2024.

The Company determined that the Automatic Conversion Feature is subject to bifurcation under the guidance in ASC 815 as variable-share redemption features at a discount. The Company recognized the total derivative liability of $2,007,150 for the Automatic Conversion Feature at the issuance dates (the “May 2024 Conversion Feature Liability”). The fair value of the derivative liability from the May 2024 issuances related to the Automatic Conversion Feature was estimated by applying the probability of a business combination of 70% to the Automatic Discount of 100%. The fair value of the derivative liability from the July 2024 issuances related to the Automatic Conversion Feature was estimated by applying the probability of a business combination of 65% to the Automatic Discount of 100%. The probability of a business combination was reduced from 75% at June 30, 2024 to 65% at July 12, 2024 due to the Company's estimates on the closing of a business combination and its impact on cash resources to complete a business combination and continue operations.

At the issuance date, the proceeds from the May 2024 Convertible Notes were allocated to the May 2024 Conversion Feature Liability based on its fair value with the remaining proceeds allocated to the convertible notes. The resulting discount on the May 2024 Convertible Notes was accreted into the interest expense over the term of the convertible notes using the effective interest method.

The Company recorded interest expense of $750,825 for the three months ended September 30, 2024, including amortization of the discount of $689,552 on the convertible notes. The Company recorded interest expense of $813,672 for the nine months ended September 30, 2024, including amortization of the discount of $741,945 on the convertible notes. At September 30, 2024, the outstanding principal balance of the May 2024 Convertible Notes was $1,452,939 plus accrued interest of $68,726.

May 2024 Convertible Notes, related party

On May 28, 2024, the Company issued a $500,000 secured convertible notes to its founder and director on the same terms as the May 2024 Convertible Notes (“May 2024 Convertible Notes, related party”). On July 12, 2024 the Company issued an additional $175,500 May 2024 Convertible Notes, related party to a director. In addition, the Company reclassified a previously issued $100,000 May 2024 Convertible Notes to May 2024 Convertible Notes, related party once the holder became a related party.

The Company recognized the total derivative liability of $551,625 for the Automatic Conversion Feature from the May 2024 Convertible Notes, related party at the issuance dates with the remaining proceeds allocated to the convertible notes. The resulting discount on the May 2024 Convertible Notes, related party, was accreted into the interest expense over the term of the convertible notes using the effective interest method.

The Company recorded interest expense of $225,562 for the three months ended September 30, 2024, including amortization of the discount of $207,677 on the convertible notes. The Company recorded interest expense of $262,944 for the nine months ended September 30, 2024, including amortization of the discount of $238,588 on the convertible notes. At September 30, 2024, the outstanding principal balance of the May 2024 Convertible Notes, related party was $486,368 plus accrued interest of $24,407.

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

The Company recognized $5,736 and $7,608 in interest expenses related the Insurance Financing for the three months ended September 30, 2024 and 2023, respectively. The Company recognized $17,208 and $22,823 in interest expenses related the Insurance Financing for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the balance on the Insurance Financing Note was $0.

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

As at September 30, 2024 and December 31, 2023, the Company had no outstanding purchase notices issued to White Lion.

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

There were no exercises or forfeitures of the Public Warrants during the three and nine months ended September 30, 2024.

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

The following weighted average assumptions were used in determining the fair value of the Private Placement Warrants at September 30, 2024:

September 30,
2024
Expected volatility	96%
Risk-free interest rate	3.58%
Expected term (in years)	3.09
Expected dividend yield	0%

There were no exercises or forfeitures of the Private Placement Warrants three and nine months ended September 30, 2024.

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

The summary of the Company's outstanding common stock warrants at September 30, 2024 is as follows:

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

	Fair Value Measurement at September 30, 2024
	Total	Level 1	Level 2	Level 3
				-
Derivative liability	3,020,610	—	—	3,020,610
Warrant liability	Less than $1	—	—	Less than $1
Total Liabilities	$3,020,610	$—	$—	$3,020,610

	Fair Value Measurement at December 31, 2023
	Total	Level 1	Level 2	Level 3
				-
Derivative liability	361,704	—	—	361,704
Warrant liability	Less than $1	—	—	Less than $1
Total Liabilities	$361,704	$—	$—	$361,704

The table below presents the changes in Level 3 liabilities (assets) measured at fair value on a recurring basis during the three months ended September 30, 2024 and 2023:

	White Lion Derivative Liability	Key Company Stockholder Forward Liability (Asset)	Private Placement Warrants Liability	November 2022 Convertible Note Liability	April 2023 Conversion Feature Liability	April 2023 Convertible Notes Warrants Liability	December 2023 Conversion Feature Liability	May 2024 Conversion Feature Liability
Balance at January 1, 2023	$1,000	$(13,000)	$525,000	$165,000	$—	$—	$—	$—
Change in fair value	(1,000)	13,000	(525,000)	—	—	—	—	—
Balance at March 31, 2023	$—	$—	$—	$165,000	$—	$—	$—	$—
Inception Date	—	—	—	—	849,146	2,402,161	—	—
Capital Contribution to Equity on Exercise of Warrants	—	—	—	—	—	(244,261)	—	—
Change in fair value	—	—	—	—	548,233	712,857	—	—
Balance at June 30, 2023	$—	$—	$—	$165,000	$1,397,379	$2,870,757	$—	$—
Capital Contribution to Equity on Exercise of Warrants	—	—	—	—	—	(517,307)	—	—
Change in fair value				—	(1,397,379)	(2,218,040)	—	—
Balance at September 30, 2023	$—	$—	$—	$165,000	$—	$135,410	$—	$—

Balance at January 1, 2024	$—	$—	$—	$—	$—	$—	$361,704	$—
Issuance of December 2023 Convertible Notes	—	—	—	—	—	—	211,842	—
Change in fair value	—	—	—	—	—	—	114,709	—
Balance at March 31, 2024	$—	$—	$—	$—	$—	$—	$688,255	$—
Issuance of May 2024 Convertible Notes	—	—	—	—	—	—	—	927,150
Change in fair value	—	—	—	—	—	—	172,064	66,225
Balance at June 30, 2024	$—	$—	$—	$—	$—	$—	$860,319	$993,375
Issuance of May 2024 Convertible Notes	—	—	—	—	—	—	—	1,414,075
Change in fair value	—	—	—	—	—	—	(114,709)	(132,450)
Balance at September 30, 2024	$—	$—	$—	$—	$—	$—	$745,610	$2,275,000

White Lion Derivative Liability

The White Lion Derivative Liability is valued using Monte Carlo simulation model and a such is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. The significant unobservable inputs used to determine the fair value were the projected volume weighed average share price at each trading date and the use of the maximum draw down potential. The fair value of the White Lion Derivative Liability at September 30, 2023 of $0 was determined using the Monte Carlo Model based on the projected stock price of $0.12, expected volatility of 90.3%, risk-free rate of 4.89% and discounted by 2.5% for the probability of the Company timely filing all SEC documents and meeting the OTC Market listing requirements. The fair value of the White Lion Purchase Agreement was $0 at September 30, 2024.

The following weighted average assumptions were used in determining the fair value of the White Lion Purchase Agreement at September 30, 2024 and 2023:

	September 30,	September 30,
	2024	2023
Stock Price	$0.18	$0.12
Expected volatility	85.2%	90.3%
Risk-free interest rate	3.88%	4.89%
Discount related to the probability of timely filing all SEC documents and meeting the NASDAQ listing requirements	81.0%	2.5%
Expected dividend yield	—%	—%

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

Private Placement Warrants

The fair value of the Private Placement Warrants was estimated using a Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. The fair value of the Private Placement Warrants at both September 30, 2024 and September 30, 2023 was $0.

The fair value of the Private Placement Warrants was based on the following assumptions:

	September 30,	September 30,
	2024	2023
Stock Price	$0.18	$0.83
Expected volatility	96.0%	45.5%
Risk-free interest rate	3.58%	4.12%
Expected term (in years)	3.09	4.34
Expected dividend yield	—%	—%

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

December 2023 Conversion Feature Liability

The fair value of the December 2023 Conversion Feature Liability was estimated based on the probability weighted settlement scenarios, which is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. At September 30, 2024, the fair value of the derivative liability related to the Automatic Conversion Feature was estimated at $745,610 by applying the probability of a business combination of 65% to the Automatic Discount of 43%. The probability of a business combination was reduced from 75% at June 30, 2024 to 65% at September 30, 2024 due to the Company's estimates on the closing of a business combination and its impact on cash resources to complete a business combination and continue operations.

At September 30, 2024, the fair value of the derivative liability related to the Optional Conversion Feature was deemed immaterial as the probability that the Company is listed on a public exchange in absence of a business combination prior to the maturity of the December 2023 Convertible Notes was deemed minimal.

May 2024 Conversion Feature Liability

The fair value of the May 2024 Conversion Feature Liability was estimated based on the probability weighted settlement scenarios, which is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. At September 30, 2024, the fair value of the derivative liability related to the Automatic Conversion Feature was estimated at $2,275,000 by applying the probability of a business combination of 65% to the Automatic Discount of 100%. The probability of a business combination was reduced from 75% at June 30, 2024 to 65% at September 30, 2024 due to the Company's estimates on the closing of a business combination and its impact on cash resources to complete a business combination and continue operations.

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

For the nine months ended September 30, 2024 and 2023, grant revenue of $0 and $292,685, respectively was recognized from this grant. Approximately $2.5 million in funding remains available for this grant at September 30, 2024

13.
Income Taxes

The Company did not provide for any income taxes for the three and nine months ended September 30, 2024 and 2023. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is not more likely than not that the Company will realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of September 30, 2024 and December 31, 2023. Company recognized tax expense of $0 for the three and nine months ended September 30, 2024 and 2023.

14.
Subsequent Events

On November 1, 2024, the Company entered into a Multi-Party Repayment and General Release Agreement with a former non-executive employee who after his resignation served as the Company’s consultant. Under the terms of the agreement, the parties agreed on a repayment plan of $65,600 in accrued wages earned during the employment and $76,800 in accrued consulting fees earned in consulting capacity. Under the terms of the repayment plan, the former employee will receive $5,000 at the execution of the agreement and the remainder in twenty four equal payments of $5,724 beginning March 1, 2025 with the final payment on February 1, 2027.

On November 1, 2024, the Company entered into a Repayment and General Release agreement with a former non-executive employee under which the parties agreed on a repayment plan of $53,247 in accrued wages. Per the terms of the agreement, the former employee will receive twenty four equal payments of $2,219 beginning March 1, 2025 with the final payment on February 1, 2027.

On November 1, 2024, the Company entered into a Repayment agreement with a executive employee under which the parties agreed on a repayment plan of $110,991 in accrued bonus. Per the terms of the agreement, the executive employee will receive twenty four equal payments of $4,625 beginning July 1, 2025 with the final payment on June 1, 2027.

On November 1, 2024, the Company received Conditional Conversion Notices from the holders of the April 2023 Convertible Notes, pursuant to which the holders have elected to convert an aggregate of $2,205,801 in accrued principal and all accrued interest into common stock shares of the Company immediately before the closing of the Merger. The conversion is contingent upon the merger closing within 30 days of the notice.

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

We have incurred significant losses since the commencement of our operations. Our net loss was $2.8 million for the nine months ended September 30, 2024 and $12.8 million and $13.1 million for the years ended December 31, 2023 and 2022, respectively. We expect to incur significant expenses and operating losses for the foreseeable future as we continue our efforts to identify product candidates and seek regulatory approvals within our portfolio.

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

Either the Company or Akari may terminate the Merger Agreement under certain circumstances, including if (i) the Merger is not completed by December 2, 2024, (ii) the other party's board of directors withdraws, modifies or qualifies its recommendation in favor of the transactions contemplated by the Merger Agreement or approves or recommends an alternative transaction or (iii) Akari’s or the Company’s board of directors, as applicable, resolves to enter into a definitive agreement with respect to a superior proposal prior to obtaining approval of the Akari ADS issuance or Merger, as applicable, from Akari’s shareholders or Company’s stockholders, as applicable. The Merger Agreement also provides that under certain specified circumstances of termination described in the Merger Agreement, Akari or the Company, as applicable, will be required to pay a termination fee equal to $300,000 and reimburse the other party for expenses related to the transaction up to $1.5 million.

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

April 2023 Convertible Notes

On November 1, 2024, the Company received Conditional Conversion Notices from the holders of the April 2023 Convertible Notes, pursuant to which the holders have elected to convert an aggregate of $2,205,801 in accrued principal and all accrued interest into common stock shares of the Company immediately before the closing of the Merger. The conversion is contingent upon the merger closing within 30 days of the notice.

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

We issued no notices to purchase securities during the three and nine months ended September 30, 2024.

Repayment Agreements

On November 1, 2024, the Company entered into a Multi-Party Repayment and General Release Agreement with a former non-executive employee who after his resignation served as the Company’s consultant. Under the terms of the agreement, the parties agreed on a repayment plan of $65,600 in accrued wages earned during the employment and $76,800 in accrued consulting fees earned in consulting capacity. Under the terms of the repayment plan, the former employee will receive $5,000 at the execution of the agreement and the remainder in twenty four equal payments of $5,724 beginning March 1, 2025 with the final payment on February 1, 2027.

On November 1, 2024, the Company entered into a Repayment and General Release agreement with a former non-executive employee under which the parties agreed on a repayment plan of $53,247 in accrued wages. Per the terms of the agreement, the former employee will receive twenty four equal payments of $2,219 beginning March 1, 2025 with the final payment on February 1, 2027.

On November 1, 2024, the Company entered into a Repayment agreement with a executive employee under which the parties agreed on a repayment plan of $110,991 in accrued bonus. Per the terms of the agreement, the executive employee will receive twenty four equal payments of $4,625 beginning July 1, 2025 with the final payment on June 1, 2027.

Components of Results of Operations

Our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024 include the accounts of Peak Bio Co., Ltd. and its subsidiary, Peak Bio CA., Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Results of Operations for the three months ended September 30, 2024 and 2023

The following table provides our selected financial information:

	Three Months Ended September 30,		Change
	2024	2023	Amount
Revenues	$—	$278,831	$(278,831)
Operating expenses
Research and development	112,212	552,988	(440,776)
General and administrative	1,380,072	1,756,801	(376,729)
Impairment Loss	—	—	—
Total operating expenses	1,492,284	2,309,789	(817,505)
Loss from operations	(1,492,284)	(2,030,958)	538,674
Other income (expense), net	3,206,220	2,441,545	764,675
Loss before income tax expense	$1,713,936	$410,587	$1,303,349

Revenue

Our revenue has historically been generated through grants from government organizations. The total revenue for government grants was $0 and $278,831 for the three months ended September 30, 2024 and 2023. We performed no work under the government grant with the Department of Defense, US Army Medical Research Acquisition Activity during the three months ended September 30, 2024.

Research and Development Expense

The following table summarizes our research and development expenses:

	Three Months Ended September 30,
	2024	2023
Third-party direct project expenses
PHP-303	$6,342	$297,979
PH-1 ADC Platform	$25,775	48,007
General program expenses and other pre-clinical programs	—	—
Total third-party direct project expenses	32,117	345,986
Other research and development costs
Personnel costs	55,933	200,872
Facilities and other costs	24,162	6,130
Total other research and development costs	80,095	207,002
Total research and development expenses	$112,212	$552,988

Research and development expense decreased by $0.4 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily due to a reduction in the personnel costs of $0.1 million driven by a reduction of R&D headcount during 2023 and a reduction of third party project expenses of $0.3 million.

General and Administrative Expense

General and administrative expense decreased by $0.4 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily due to a decrease in personnel costs of $0.4 million driven by a reduction of general and administrative personnel during 2023.

Other Income, Net

Other income, net increased by $0.3 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to the gain on termination of Palo Alto Lease of $4.3 million offset by interest expense of $1.3 million, including the amortization of related discounts on the November 2022 Convertible Notes, April 2023 Convertible Notes, December 2023 Convertible Notes and May 2024 Convertible Notes, and a gain on the fair value adjustment to the derivative liability of $0.2 million.

During the three months ended September 30, 2023, we recognized the gain on the fair value adjustment to the warrant liability of $2.2 million, a gain on fair value adjustment to derivative liability of $1.4 million, partially offset by interest expense of $1.2 million.

Results of Operations for the nine months ended September 30, 2024 and 2023

The following table provides our selected financial information:

	Nine Months Ended September 30,		Change
	2024	2023	Amount
Revenues	$—	$292,685	$(292,685)
Operating expenses
Research and development	291,124	1,637,247	(1,346,123)
General and administrative	4,796,616	7,060,681	(2,264,065)
Impairment Loss	—	3,513,999	(3,513,999)
Total operating expenses	5,087,740	12,211,927	(7,124,187)
Loss from operations	(5,087,740)	(11,919,242)	6,831,502
Other income (expense), net	2,289,108	(381,231)	2,670,339
Loss before income tax expense	$(2,798,632)	$(12,300,473)	$9,501,841

Revenue

Our revenue has historically been generated through grants from government organizations. The total revenue for government grants was $0 and $292,685 for the nine months ended September 30, 2024 and 2023, respectively. We performed no work under the government grant with the Department of Defense, US Army Medical Research Acquisition Activity during the nine months ended September 30, 2024.

Research and Development Expense

The following table summarizes our research and development expenses:

	Nine Months Ended September 30,
	2024	2023
Third-party direct project expenses
PHP-303	$20,042	$333,974
PH-1 ADC Platform	77,072	183,693
General program expenses and other pre-clinical programs	—	—
Total third-party direct project expenses	97,114	517,667
Other research and development costs
Personnel costs	151,732	877,762
Facilities and other costs	42,278	241,818
Total other research and development costs	194,010	1,119,580
Total research and development expenses	$291,124	$1,637,247

Research and development expense decreased by $1.3 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily due to the decrease in personnel costs of $0.5 million driven by a reduction of R&D headcount during 2023, a decrease in stock based compensation of $0.2 million, a reduction of third party vendor research costs of $0.3 million, and a decrease in facility related and other costs, following the abandonment of our premises in Palo Alto, California of $0.2 million.

General and Administrative Expense

General and administrative expense decreased by $2.3 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily due to a decrease in personnel costs of $0.9 million driven by a reduction of general and administrative personnel during 2023, a decrease in stock based compensation of $0.1 million, decrease in facility related expense $0.2 million, decrease in insurance expense of $0.2 million, and a decrease in professional fees related to public filings of $0.7 million.

Impairment Loss on Operating Lease Right-of-Use Asset

We recognized an impairment loss on the operating lease right-of-use asset of $3.5 million due to the abandonment of the premises in Palo Alto, California for the nine months ended September 30, 2024.

Other Income, Net

Other income, net increased by $2.7 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to the gain on termination of Palo Alto Lease of $4.3 million offset by interest expense of $2 million, including the amortization of related discounts on the November 2022 Convertible Notes, April 2023 Convertible Notes, December 2023 Convertible Notes and May 2024 Convertible Notes, and a loss on the fair value adjustment to the derivative liability of $0.1 million.

During the nine months ended September 30, 2023, we recognized the gain on the fair value adjustment to the warrant liability of $2 million, a gain on fair value adjustment to derivative liability of $0.8 million, partially offset by interest expense of $2.2 million and a loss on debt extinguishments of $1 million.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $2.8 million for the nine months ended September 30, 2024 and $12.8 million and $13.1 million for the years ended December 31, 2023 and 2022, respectively. At September 30, 2024 we had cash of $0.9 million.

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

Cash Flows Discussion

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(3,676,342)	$(3,289,416)
Net cash used in investing activities	66,500	—
Net cash provided by financing activities	4,092,167	2,527,972
Net (decrease) increase in cash, cash equivalents and restricted cash	$482,325	$(761,444)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was approximately $0.3 million more than net cash used for the nine months ended September 30, 2023. Although the operating expenses decreased by $7.1 million in 2024 as compared to 2023, this decrease was offset by the increase in accounts payable and accruals due to the timing of the cash outlays. The decrease in the operating expenses is due to the reduction in facilities expenses, reduction in headcount of general and administrative employees, and decreases in direct project expenses related to the PHP-303 program, the PH-1 ADC Platform, and other general and pre-clinical programs as a result of delays in our ongoing and planned research activities.

Investing Activities

During the nine months ended September 30, 2024, we sold research equipment for gross proceeds of $66,500. There was no net cash used in investing activities during the nine months ended September 30, 2023.

Financing Activities

During the nine months ended September 30, 2024 net cash provided by financing activities was driven by the net proceeds from additional closes of the December 2023 Convertible Notes in the amount of $0.7 million, proceeds from the close of the May 2024 Convertible Notes in the amount of $3.3 million and proceeds from a related party loan of $0.8 million, partially offset by repayment of the Insurance Financing Payable of $0.6 million.

During the nine months ended September 30, 2023 net cash provided by financing activities was driven by the net proceeds from issuance of April 2023 convertible notes payable of $2.1 million, proceeds from exercise of warrants of $1 million and proceeds from a related party loan of $0.3 million, and proceeds from the issuance of common shares under the White Lion Purchase Agreement, partially offset by repayment of the insurance financing of $0.9 million.

Contractual Obligations and Commitments

In October 2021, we entered into a lease for laboratory and office facilities in Palo Alto, California that expires in March 2027 with a five-year renewal option and opened a secured letter of credit with a third-party financial institution in lieu of a security deposit for $177,000. Base rent for this sublease is approximately $89,000 monthly with annual escalations of 3%. In March 2023, we vacated the premises and returned possession of the premises to the landlord in April 2023. The full amount of the security deposit has been applied to back rent and we are still responsible for the outstanding payments under the lease. In June 2024, the landlord was awarded a default judgment against the Company in the amount of $796,773, primarily representing past due rent which is included in the operating lease liability. On September 17, 2024, the Company entered into a settlement agreement with the landlord pursuant to which the Company agreed to pay $175,000 upon signing of the settlement agreement and enter into a secured promissory note for $325,000. The promissory note bears no interest and is payable over twenty equal monthly instalments starting on November 1, 2024 and expiring on June 1, 2026. Upon signing the Settlement Agreement, the lease was terminated.

On March 1, 2022, the Company and pH Pharma Co., Ltd entered into an administrative services and facilities agreement whereby pH Pharma Co., Ltd would perform services, functions and responsibilities for the Company. Under the agreement, the Company paid pH Pharma Co., Ltd $100,000 per month through August 30, 2022 and $15,000 per month from September 1, 2022 through February 28, 2023 based on the estimated value of the services to be performed. Additionally, the Company reimbursed pH Pharma Co., Ltd $3,000 per month in lease payments from March 1, 2022 through February 28, 2023. At December 31, 2023, the balance payable to pH Pharma Co., Ltd under this agreement was $309,534, which was included in accounts payable in the consolidated balance sheet. On January 31, 2024, the Company and pH Pharma Co., Ltd entered into a settlement agreement, settled the outstanding debt for a one-time payment of $85,000, resulting in $207,967 recognized during three months ended March 31, 2024 in cancellation of trade liability, and terminated the administrative services and facilities agreement. The Company recognized $0 expenses under the administrative services and facilities agreement for the three months ended September 30, 2024 and 2023. The Company recognized $0 and $36,357 expenses under the administrative services and facilities agreement for the nine months ended September 30, 2024 and 2023, respectively.

On April 1, 2024, the Company and pH Pharma Co., Ltd entered into an administrative services agreement whereby pH Pharma Co., Ltd will perform investor relations services, functions and responsibilities on behalf of the Company in the Republic of Korea. Under the agreement, the Company is obligated to pay pH Pharma Co., Ltd. a one-time fee of $230,000 for the services performed from January 1, 2024 through April 30, 2024 and a monthly fee of $10,000 per month for services rendered from May 1, 2024 through July 31, 2024. At September 30, 2024, the amounts accrued to pH Pharma Co., Ltd under this agreement totaled $25,489, included in accounts payable in the unaudited condensed consolidated balance sheets. The Company recognized $10,000 and $260,000 in expense under this administrative services agreement for the three and nine months ended September 30, 2024, respectively.

On August 27, 2024, the Company and the former Interim CEO entered into a Separation and General Release Agreement (the “Separation Agreement”) pursuant to which, in exchange for the consideration set forth in the Separation Agreement and the former Interim CEO’s agreement to serve as a consultant to the Company and forgive all unpaid accrued wages, the Company agreed to pay the former Interim CEO a fee of $524,300 payable in 24 equal monthly installments beginning September 1, 2024. The Agreement also provides for the payment of COBRA benefits for a maximum period of 18 months starting September 1, 2024. At September 30, 2024, the amounts accrued under this agreement totaled $582,514, included in accrued expenses in the unaudited condensed consolidated balance sheets. The Company recognized $604,360 in expense under this Separation Agreement for the three and nine months ended September 30, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q due to material weaknesses in our internal control over financial reporting as describe below.

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

2.2

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

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 of the Company's Annual Report on 10-K filed with the SEC on August 6, 2024)
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

10.14

Form of Convertible Note Agreement, dated May 28, 2024, by and between Peak Bio, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2024).

10.15

Form of Convertible Note Agreement, dated July 12, 2024, by and between Peak Bio, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2024).

10.16*	Form of Peak Bio, Inc. 2022 Long-Term Incentive Plan (incorporated by reference to Annex J of Ignyte Acquisition Corp.’s Definitive Proxy Statement filed with the SEC on October 7, 2022).
10.17

Form of Non-Qualified Option Grant Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on September 30, 2024).

10.18

Form of Non-Qualified Option Grant Agreement for Employees and Consultants (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the SEC on September 30, 2024).

10.19

Form of Separation and General Release Agreement, dated August 27, 2024, by and between Peak Bio, Inc. and Stephen LaMond (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the SEC on September 3, 2024).

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

PEAK BIO, INC.

Date: November 12, 2024	By:	/s/ Hoyoung Huh
Hoyoung Huh
Executive Chairman of the Board and Acting President
(principal executive officer)

Date: November 12, 2024	By:	/s/ Divya Patel
Divya Patel
Acting Chief Financial Officer

(principal financial and accounting officer)